Form 10-K
period 2009-12-31
Mountain Renewables, Inc.
filed 2010-03-26
CIK 1465130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year  Ended  December 31, 2009

Commission File Number 333-159577

Mountain Renewables, Inc.
(Exact name of registrant as specified in its charter)

COLORADO	37-1563401
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1772 Grape Street, Denver, Colorado	80220
(Address of principal executive offices)	(Zip code)

(720) 341-8235
(Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:
None

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( X)

State issuer’s revenues for the most recent fiscal year: $810

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]

The aggregate market value of the voting stock held by non-affiliates (3,485,000 shares of $.001 par value Common Stock) was $ 191,675 as of  February 25, 2010. The stock price for computation purposes was $ 0.055 per share, based on the average of the $ 0.01 Bid and $0.10 Ask opening prices specified by FINRA .. No trades occurred at that price which is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, March 26, 2010 was: 13,615,000 shares.

Mountain Renewables, Inc.
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I		Page

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 2.	Property	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders 11	13

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Qantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19
Item 9A(T).	Controls and Procedures	19
Item 9B.	Other Information	18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	19
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	31
Item 14.	Principal Accountant Fees and Services	22
Item 15.	Exhibits Financial Statement Schedules	22
Financial Statements pages		F-1 -- F-10
Signatures		23

PART I

Item 1. Business
BUSINESS

Overview

   We were organized in the state of Nevada on March 27, 2008.

    Our business is to market and sell solar products. Specifically, we engage in the following operations

●	Procure refurbished solar collectors and mounting ; and

●	Sell solar collectors using free local advertising on the internet.

    Our business is subject to supply and demand for building supplies and commodity prices as well as the strength of the general economy and activation of  government tax incentives or other stimulation to our industry.

The Energy Industry

    Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves. The electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:

•
Fossil Fuel Supply Constraints:   A large portion of the world's electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation. Due to a slowing of the United States economy, Colorado is currently experiencing a record surplus of natural gas with a consequent drop in wholesale prices. Should prices fail to recover we may experience depressed sales of solar components.

•
Infrastructure Constraints:   In many parts of the world, the existing electricity generation and transmission infrastructure is insufficient to meet projected demand. Developing and building a centralized power supply and delivery infrastructure is capital intensive. This has left the electricity supply insufficient to meet demand in some areas, resulting in both scheduled and unscheduled blackouts.

•
Desire for Energy Security:   Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels.

Environmental Issues

     We are aware of no environmental regulations which apply to our activities or to the use of  products we resell. We are engaged only in the purchase, storage and  resale of collectors and purchase, storage and resale of fabricated sheet metal mounting components. Our activities do not involve any assembly or disassembly. We utilize no chemicals. The products we sell emit no vapors and are environmentally inert.

Challenges Facing Solar Power

       The solar  industry must overcome the following challenges to achieve widespread commercialization of its products:

•
Decrease Per Kilowatt-hour Cost to Customer.     In most cases, the current cost of heat from solar is greater than the cost of heat from retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar, cost remains one of the largest impediments to growth. To provide an economically attractive alternative to heat from conventional electricity, the solar industry must continually reduce manufacturing and installed costs.

•
Achieve Higher Conversion Efficiencies.     Increasing the  efficiency of solar collectors reduces the material and assembly costs required to build a solar panel with a given heat collection capacity. Increased efficiency also reduces the amount of rooftop space required for a solar system, thus lowering the cost of installation per consumer.

•
Improve Product Appearance.     We believe that aesthetics are a barrier to wider adoption of solar, particularly among residential consumers. Historically, residential and commercial customers have resisted solar products, in part, because most solar panels are perceived as unattractive.

Solar Thermal Design and Installation

    We do not provide design, installation, maintenance or  other support  to  customers. We expect our current residential customers to be generally highly educated, high-income professionals who are concerned about the environment and also have the disposable income and skill to design and install a solar system.   We may however direct our customers to a third party contacts for their system design and engineering.

Our Strategy

    Registrant is a development stage company. We will concentrate on selling solar collectors over the internet.  We believe the solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies.  Our principal objective in our business is to be the leader in the low cost solar collector sales.

    Accordingly, our growth strategy primarily includes:

·	Providing solar collectors for rooftop installations in residential applications.

·	Reducing installation costs by selling collectors at low cost.

·	Promoting and enhancing a reputation for lowest cost collectors.

·	Selling our solar collectors in a limited geographic market until we can profitably expand.

Competition

    The market for solar thermal collectors is competitive and continually evolving. We expect to face increased competition, which may result in our inability to sell our refurbished solar collectors. Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, the solar market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar  panels include:

·	Efficiency and performance;
·	Price;
·	Aesthetic appearance of solar panels.

    We may also face competition from groups we have not yet identified who may develop products or technologies which are competitive with our products.

Environmental Regulations

    We are not subject to any foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. The products which we purchase, store and resell  do not contain hazardous material and we do not utilize, store or transport hazardous materials  Nonetheless, if we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

     We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

SEASONALITY

    We do not expect that our business will experience seasonal fluctuation.

EMPLOYEES

    We have two employees.

Item 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

     This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

    We are a development stage company with minimal operations. We currently have no significant business operations and have incurred operating losses since our inception totaling $8,476. We have incurred significant losses from operations. As shown in our financial statements, as of the periods ended December 31, 2008 and September 30, 2009, we have incurred cumulative net losses of $ 598 and $8,476, respectively from operations. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to acquire and resell refurbished solar collectors and collector mounting hardware. We currently do not have any recurring revenues and have only very limited products in our inventory. There can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of refurbished solar collectors.

    Since we have had only $810 in revenues since inception and our company is new and has only recently commenced planned operations, we may not be able to generate predictable and continuous revenue in the near future. Further, there is no assurance that we will ever generate significant revenue. We have  generated only sporadic revenue since inception and we have experienced losses since inception. Failure to generate sufficient revenue to pay expenses as they come due will make us unable to continue as a going concern and result in the failure of our company and the complete loss of any money invested to purchase our shares.

    We estimate that the money we have in the bank will be sufficient to sustain our business plan as a public company for a maximum of one year.

We may be unable to manage our growth, if any, or implement our expansion strategy.

    We may not be able to purchase or resell refurbished solar collectors on a volume basis and results of operations could be materially and adversely affected by low sales volume.

    As a public company, our cost of doing business will increase because of  necessary  expenses  which include, but are not limited to, annual audits, legal costs, sec reporting costs, costs of a transfer agent and the costs associated with NASD fees and compliance. Further, our management will need to invest significant time and energy to stay current with the public company responsibilities of our business and will therefore may have diminished time available to apply to other tasks necessary to our survival. It is therefore possible that the burden of operating as a public company will cause us to fail to achieve profitability.  If we exhaust our funds, our business will fail and our investors will loose all money invested in our stock.

    We are a development stage company with minimal operations. It is essential that we grow our business to sell at minimum, 100 collectors per quarter and to achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for trading on the public market.

The issuance of additional shares of our common stock may be necessary for the implementation of our growth strategy.

    The issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

The loss of our current executive officer or our inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

    Our success is heavily dependent on the continued active participation of our current executive officer listed under “Management.” Loss of the services of our officer could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by our current officer and director.

    Since we have only one director who also serves as our president and chief financial officer, decisions which affect the Company will be made by only one individual.  It is likely that conflicts of interest will arise in the day-to- day operations of our business.  Such conflicts, if not properly resolved, could have material negative impact on our business.

      In the past the Company has issued shares for cash and services at prices which were solely determined by Richard Giannotti. At that time, Richard Giannotti made a determination of both the value of services exchanged for our shares, and, as well, the price per share used as compensation.  Transactions of this nature were not made at arms length and were made without input from a knowledgeable and non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares purchased in this offering. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as the may occur in the future and, further, will not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

We have insufficient financial resources to take advantage of supply opportunities as they may arise.
.
      The inability to obtain sufficient refurbished solar collectors would adversely affect our ability to meet future customer demand for products and could impair our ability to enter this market. We are a development stage company with minimal operations.

Our dependence on our single past supplier of refurbished solar collectors could prevent us from purchasing additional products under terms deemed suitable  and this may prevent or delay us in delivering our products which could result in substantial harm to our business .

    We intend to  purchase additional  refurbished solar collectors from a single third-party supplier who has supplied us in the past on “less than arms length basis” (our supplier served as officer and director of a company with whom we previously consummated a Share Exchange Agreement)  If we fail to maintain our relationships with this source or to secure additional supply sources from others, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail. In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages. Our past Transactions to purchase refurbished solar collectors with our past supplier cannot be deemed to have been transacted on a “ non-related third party” basis. There is no assurance that we will complete additional transactions to purchase more refurbished collectors from our past supplier.

Our operating results will be subject to fluctuations and our stock price may decline significantly.

    Our quarterly revenue, if any, and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of our solar collectors;
•	the availability, pricing and timeliness of delivery solar panels;
•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions a nd the retail price of natural gas ;
•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses;
•	acquisition costs;
•	unpredictable volume and timing of customer orders, which are not fixed by contract;
•	foreign currency fluctuations;
•	our ability to establish and expand customer relationships;
•	the availability, pricing and timeliness of delivery of other products, such as pumps and controls necessary for our solar products to function;
•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in natural gas and electric rates due to changes in fossil fuel prices or other factors; and
•	Shipping and other factors causing business delays.

    If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If we fail to meet investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar collectors, which may significantly reduce demand for our products.

    The market for solar hot water is influenced by U.S. federal, state and local government regulations and policies concerning the utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to natural gas and electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Investment in the alternative energy sources, including solar hot water, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar products. For example, loss of certain major incentive programs and/or the regulatory mandated exception for solar collectors, our business, prospects, results of operations and financial condition would be harmed.

    We anticipate that our solar products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety and environmental protection. It is difficult to track the requirements of individual states. Any new government regulations could cause a significant reduction in demand for our refurbished solar collectors.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

    Today, the cost of heat from solar collectors exceeds retail natural gas and electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our business  which could decrease demand for our products and harm our business.

    We anticipate that a major portion of our future revenues will be derived from sales of solar collectors to individual homeowners. In deciding whether to purchase and install our refurbished solar collectors prospective customers may evaluate their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect a homeowner’s projected return on investment, which could have a material adverse effect on our business and results of operations.

Problems with product quality or product performance, including defects, in the refurbished solar collectors we sell could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

    The refurbished solar collectors we have purchased to date were not purchased at arms length and may contain undetected errors or defects.  If we deliver refurbished panels with errors or defects our credibility and the market acceptance and sales of our solar products could be harmed.

The refurbished solar collectors we intend to sell may not gain market acceptance, which would prevent us from achieving sales and market share

     The development of a successful market for the products we intend to distribute may be adversely affected by a number of factors, some of which are beyond our control, including:

•	our failure to offer products that compete favorably against other solar power collectors on the basis of cost, quality and performance;
•
our failure to offer products that compete favorably against conventional energy sources and alternative distributed-generation technologies, such as wind, biomass and solar photovoltaic, on the basis of cost, quality and performance;

       If the products we intend to sell fail to gain market acceptance, we will be unable to achieve sales and market share.

    Recent refinements in technology may have caused the products we intend to distribute to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The solar industry is rapidly evolving and highly competitive. A variety of competing solar technologies may be under development or available now that could result in lower manufacturing costs or higher product performance than those products selected by us. These development efforts may render obsolete the products we have selected to offer, and other technologies may prove more advantageous.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

    The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric and natural gas utilities. These regulations and policies often relate to electricity pricing and technical interconnection. In the United States these regulations and policies are being modified and may continue to be modified. We anticipate that our solar thermal products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, and related matters.  Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and as a result, could cause a significant reduction in demand for our solar products.

If our solar technology is not suitable for widespread adoption or sufficient demand for solar products does not develop or takes longer to develop than we anticipate, we would be unable to achieve sales.

      We are a development stage company with minimal operations. The market for solar products is emerging and rapidly evolving, and its future success is uncertain. If solar technology proves unsuitable for widespread deployment or if demand for our solar products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar technology and demand for solar power products, including:

•	cost-effectiveness of solar technologies as compared with conventional and competitive alternative energy technologies;
•	performance and reliability of solar products as compared with conventional and non-solar alternative energy products;
•	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;
•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
•	increases or decreases in the prices of oil, coal and natural gas;
•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;
•	continued deregulation of the electric power industry and broader energy industry; and
•	Availability and or effectiveness of government subsidies and incentives.

The reduction, elimination, or failure to adopt pending government economic incentives could prevent us from achieving sales and market share.

    The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.

    Today, the cost of solar exceeds the cost of energy furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar products to promote the use of solar energy to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business.  Pending incentives designed to stimulate our industry may besignificantly delayed or abandoned prior to passage.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

    Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405. Our competitors' greater sizes in some cases provides them with competitive advantages with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. They also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

A substantial number of our issued shares are, or are being made available for sale on the open market. The resale of these securities might adversely affect our stock price.

    The sale of a substantial number of shares of our common stock being registered under this registration statement, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

.      Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

       Since there is presently no trading market for our shares, an investment in our shares is totally illiquid.  An investor purchasing our shares will not be able to resell their shares  unless a market for our shares develops at some point in the future. We have  assisted our market maker in filing Form 2-11 on our behalf, and while we have been assigned a trading symbol, MWBL, and FINRA has cleared our market maker to submit a quotation on the OTCBB, to date there has been no trading in our shares because we have experienced delays in the qualification of our shares for clearance by DTC. Consequently, there can be no assurance that such trading a market will ever develop. Therefore, investors who purchase our shares could loose their entire investment.

      Even if a market for our shares does develop at a future date, the volume of trading will be small and on many days the volume will be zero. Our share price will likely be volatile and will likely fall rapidly should an investor attempt to liquidate even as small number of shares. These conditions are likely to persist and could prevent resale of our shares.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

     We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we will be required to include management's report on internal controls as part of our 2009 annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the year ending in 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

When we have exhausted the inventory of refurbished solar collectors as purchased initially in less than arms length transactions with our past supplier, we will ultimately become dependent on a limited number of third-party suppliers which have not yet been identified which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations and loss of market share.

    If we fail to develop or maintain our relationships with our sole supplier, we may be unable to purchase our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our supplier uses to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products.  If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations and loss of market share, any of which could have a material adverse effect on our business and results of operations.

    In addition to our reliance on our one past supplier for our refurbished solar panels, our customers will rely on third-party suppliers for key components for our solar  systems, such controls and pumps.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources, we may not be able to compete successfully and we may lose or be unable to gain market share.

    We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar  technologies that may ultimately have costs similar to, or lower than, our projected costs. We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405.

  Our solar products compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar. Potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

     Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we will be able to. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we will compete for such funds, both directly and indirectly, with other renewable energy providers and their customers.

     If we cannot compete successfully in the solar industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in the targeted markets to increase, which could result in lower prices or reduced demand for our product and service offerings and may have a material adverse effect on our business and results of operations.

The demand for products is affected by general economic conditions.

     The United States and international economies have recently experienced a period of slowing economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar collectors and solar  systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar  products, which may harm our operating results.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us.

       Our present and planned operations do not involve any hazardous materials and we have no present plan to transport store or otherwise use hazardous materials. Nonetheless, we are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In the course of future business we may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations or related research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations we may be required to pay substantial fines, suspend production or cease operations.

There are restrictions on the transferability of the securities.

    Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. Our securities may be not eligible for the Rule 144 exemption. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

If the Company uses its stock in acquisitions of other entities there may be substantial dilution at the time of a transaction.

    The $0.10 per share offering price of the common stock being sold under this prospectus has been arbitrarily set. The price does not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. Registrant is a development stage company with minimal operations. Accordingly, if you purchase shares in this offering, you may experience substantial dilution. You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities or if the Company’s shares are issued to purchase other entities assets.

There is presently no market for our common stock, any failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

     Prior to this offering, there has been no public market for our common stock and a public market for our common stock may not develop upon completion of this offering.  While we will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board, since the OTC Bulleting Board is a dealer system we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. We have assisted a market maker firm in filing Form 2-11 on our behalf, and while we have been assigned a trading symbol, MWBL, and FINRA has cleared our market maker to submit an initial  quotation on the OTCBB, to date there has been no trading in our shares because we have experienced delays in the qualification of our shares for clearance by DTC. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

      Even if our common stock is quoted on the OTC Bulletin Board under a symbol, the OTC Bulletin Board provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our common stock will be subject to the “Penny Stock” rules of the SEC.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•
that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•
obtain financial information and investment experience objectives of the person; and   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Should our stock become listed on the OTC Bulletin Board, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

    Companies trading on the Over-The-Counter Bulletin Board, such as us are seeking to become reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company. Registrant is a development stage company with minimal operations.

Item 2.  Property

DESCRIPTION OF PROPERTY

    We utilize an office in the home of our president. The office is 150 square feet. The value of the office space is $100 per month. Use of the space is contributed by our President. During the next year, we foresee no need to increase the size of our office space or relocate.

    We rent approximately 80 square feet of warehouse space at Public Storage, located on East Evans Avenue in Denver , Colorado, on a month to month basis.  The rental cost of the space is $ 65 per month. We have no lease. We plan to utilize this space for the next year or until such time as we require a larger space. We anticipate that we can easily locate and arrange for the use of a larger space in the vicinity of our present space at a similar cost per square foot.

Item 3. Legal Proceedings

There is no litigation or regulatory proceeding pending or threatened by or against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

    We have completed various steps which we believe may result in our Common Stock being quoted on the OTCBB. We have assisted a market maker firm in filing Form 2-11 on our behalf, and we have been assigned a trading symbol, MWBL.  FINRA has cleared our market maker to submit a quotation on the OTCBB. To date there has been no trading in our shares because we have experienced delays in the qualification of our shares for clearance by DTC.

HOLDERS

    As of the date of this report, there were approximately 43 holders of our common stock.

DIVIDENDS

    We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

WARRANTS OR OPTIONS

We have no outstanding warrant to purchase shares of our common stock.

EQUITY COMPENSATION PLANS

    We currently have no equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

    The following shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission:

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

    We made no purchases of our equity securities nor were any such purchases made by any purchaser affiliated with us.

OUR TRANSFER AGENT

    We have appointed Island Stock Transfer, Inc., St. Petersburg, Florida, as transfer agent for our Common shares. Island is responsible for all record-keeping and administrative functions in connection with our common shares. We have requested Island to assist us with various matters in connection with our goal of developing a trading market for our shares on the OTCBB.

Item 6.  Selected Financial Data

    Not applicable

Item 7. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     The information in this annual report on Form 10-K contains forward-looking statements.  All statements other than statements of historical fact made in this prospectus are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

     The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

Limited Operating History

       There is limited historical financial information about our Company upon which to base an evaluation of our future performance. Registrant is a development stage company with minimal operations. Our Company has generated only limited revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a small company, including limited capital resources, delays in product delivery, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

    Mountain Renewables, Inc. was formed on March 27, 2008. The founder, director and officer of our company is Richard Giannotti.  Registrant is a development stage company with minimal operations.

    We are currently focused on procuring and reselling refurbished solar collectors and mounting hardware.  We are seeking solar collectors that have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar collector into heat.

The used solar collector market

    We believe that the market for used solar collectors  is  small, sporadic, highly fragmented and we do not know of any organized exchange or other commercial oversight group that has established any structure or standards. Consequently, our understanding of that market is incomplete and based solely on our limited observations, discussions with homeowners, solar installers, solar maintenance workers, roofing company employees and a very limited number of individuals engaged in scrap metal recycling on a cottage industry scale. Further, we have not conducted any studies or surveys or by other means tried to quantify or predict the volume of  solar systems or solar collectors suitable for refurbishment that may have come on the market to date or that in the future may become available.

Our present supply of refurbished solar collectors

    Based upon our experience, we believe that a limited numbers of solar collectors that were manufactured but never installed, may exist and now become available in the market.  Our business is presently being started up and operated with such collectors. Our present inventory of collectors was purchased from Mr. Wiegand and was previously stored out of doors for 25 years, unused.  It is now stored indoors at our storage faculty.

    We have no supplier agreement with Mr. Wiegand. During November of 2008 we have consummated a Share Exchange Agreement with Ambermax IV, a company managed by Mr. Wiegand. The consummation of that agreement brought us limited funding  and we subsequently completed a separate transaction with Mr. Wiegand to purchase 10 refurbished collectors. Our purchase of 10 collectors from Mr. Wiegand, and  future transactions with Mr. Wiegand, if any, should be deemed as completed as “at less than arms length.”

    Mr. Wiegand has informed  us that over 200 collectors were stolen from his outdoor storage area. We believe this reduces the number of collectors available to Mr. Wiegand to approximately 65 units but we have no assurance that these collectors can be refurbished or that we will be able to purchase these collectors from Mr. Wiegand.

    Mr. Wiegand does cosmetic refurbishment to make solar collectors ready to ship to us. Our historic cost to purchase  refurbished solar collectors from Mr. Wiegand is $85 per collector.

Our alternate future supply of refurbished solar collectors

    Background. In response to rising energy costs and a strong tax incentive program, solar thermal systems for space heat or domestic hot water were installed on rooftops in the Denver area between 1980 and the ending of the Federal Solar Tax Credit in 1985. Collectors are generally designed to last between 15 to 25 years but we have seen examples of collectors that failed sooner and some that operate well past that design lifetime. Also, we have seen solar systems that are inoperative where the collectors appear to remain in a functional state when other system components have worn out. In any case, over  the twenty to twenty five year period form installation date through the present, many Denver area solar systems have ceased to function  and associated collectors have been removed. We have seen some of these collectors  advertised for sale in “as is” condition on the internet.

    We believe that many more collectors are likely to be removed in the future as the roofing material under the collector mounting exceeds its design life of 20-30 years and begins to fail. When the roof located under and around solar collectors needs replacement, the local practice is to first remove the solar collectors so the roof can be replaced. If the solar collectors are not part of a functioning solar system, the owner will not generally  remount the collectors on the repaired roof, but will rather evaluate various available options to dispose of them.

    Solar collectors often contain valuable copper, aluminum or steel. Upon removal, they do not generally go intact to a landfill. One option  for efficient disposal is to give the collectors to someone who offers to remove them in return for salvage rights. The collectors may then be junked for salvage value of materials, resold “as is” or refurbished in some manner and sold as  “refurbished.”  Collectors, in various states of usability  thus become available as evidenced by advertisements on the internet.

    We do not plan to engage in any activities in connection with used or salvaged solar collectors, other than purchase and subsequent resale.

          In the future, when the supply form Mr. Wiegand is exhausted, or future purchases of refurbished solar collectors from Mr. Wiegand is no longer feasible,  we plan only to purchase and resell collectors obtained and refurbished by others. We presently have remaining in inventory four collectors of the ten purchased from Mr. Wiegand. We have no present agreement  with Mr. Wiegand or any alternative supplier and we have not initiated a search for such an alternative supplier.

    Consequently, future  prices and availability for refurbished solar collectors are not presently known. Pricing and activity in this market  will likely be dictated by the spot and futures market for copper, aluminum, the price of energy and the general state of the economy. Consequently we may experience difficulty in locating and purchasing refurbished collectors and will likely experience continued inability to predict our level of sales as well as further difficulty in reselling any collectors placed into inventory.

    We believe that increasing our sales volume significantly, while necessary to our success, can only be achieved when natural gas prices return to the high levels experienced prior to the present economic downturn. We believe our low overhead permits us conserve cash and maintain a low level of operations  so that we can survive to later expand sales during a  recovery of the economy which we believe will be accompanied by lower unemployment, activation of solar incentives under consideration by government entities, higher fuel prices and a generally better environment for pursuit of our business plan. We can offer no assurance of when, or if, any of the improvements in business environment that we believe are necessary to our success will materialize. Should the business environment remain weak in our industry for years to come, we may consequently fail to achieve a level of sales necessary  to the survival of our business. In that event, we would become insolvent, unable to continue either operations or public company reporting and our investors would likely lose their entire investment.

      We locate and purchase and subsequently resell refurbished collectors   We commenced operations on October 3, 2008, when we purchased our first inventory of refurbished collectors. This inventory was delivered to our warehouse which we rented on November 6, 2008. Our advertising was commenced in November 2008. Our first sale was during March of 2009. We locate and purchase, refurbish and resell  collectors.  Our sales operations have been continuous since October of 2008..Recently we expanded our product offering to include a package of fixed collector mounting hardware and we are now stocking the mounting package at our warehouse. Our most recent sale of collectors included the mounting hardware package. This will greatly simplify the work to attach our collectors to a roof or mount them on the ground as appropriate.

    Since inception of operations, we have pursued efforts to sell our inventory of refurbished collectors. We maintain a log of all contact with potential buyers. From this log of sales interviews we learned that potential buyers would prefer to purchase collectors that are easily installed. There appeared to be a demand for mounting components that were durable,  cost efficient, flexible in application, sized for our collectors and available at our warehouse. Base upon those criteria our collector supplier fabricated and delivered our initial mounting hardware. To date our sales efforts have met with only very limited success but we believe that having mounting hardware in stock will lead to better results in the future, assuming we can fund and maintain our operations until there are higher natural gas prices, lower unemployment, stronger government tax incentives for the use of solar. There is no assurance of when, or if, these factors that we believe are necessary to our success will materialize. We have no plan to save our business in the event that there is a long term unfavorable out come to these contingencies which are beyond our control.

    We are working to locate and purchase or otherwise obtain additional refurbished collectors suitable for  resale. Based upon the working relationship we are developing with our present supplier, we believe we can expand our business without any written supplier contract. All purchases and sales are done in cash. We have no plan to finance our inventory and we do not offer terms to our customers. To date we have not encountered any business situation where it would be in our best interest, due to slack sales results to negotiate or execute formal contracts in connection with our business. We believe that to obtain a written agreement we would have to commit to purchase well in excess of the quantity we are presently able to sell. However, we utilize a written purchase order in connection with sales to document our terms of sale and physical delivery. We anticipate greater sales volume as the economy improves, as we gain experience in selling and as our initial customers complete the installation of the collectors they have purchased. We have initiated a sales commission incentive to management. Our business plan is to continue and refine our present operations to purchase inventory and resell refurbished solar collectors, and accordingly, we have no present plan, arrangement, commitment or understanding to engage in a merger or acquire another company.

Our Expected Cash flow

    We  estimate that our quarterly cash flow, without allowances for extraordinary events  will be positive once we sell an average of 100 collectors and 30 mounting packages per quarter. Our sales goal is 100 collectors and 30 mounting packages per quarter.  This goal is the minimum sales to achieve a break even cash flow with our present margin and taking into account the overhead we presently experience.  We are currently selling an average of only two collectors per quarter. The dramatic increase in sales we envision will only be achievable with a combination of a stronger economy, higher fuel costs and stronger government incentives for solar. In preparation for stronger performance, we have adopted a sales incentive to reward the sales performance of management and we project that in a stronger business environment, we will generate revenue sufficient to sustain our business.

    We have no present plan for changes in our operations which would thereby increase sales from two collectors per quarter to 100 collectors per quarter other than our plan to let sales grow with the economic improvements which we believe are forthcoming as energy prices increase in step with  recovery of the US economy from what economists are calling the worst recession since the great depression. We believe that government plans to stimulate the economy with incentives for alternate energy and related jobs, if adopted, will boost our sales without the need to expend our limited cash on an expensive marketing program, which, we believe, in the present business environment would not be productive. We believe that the economic changes we await are long overdue and will occur in due course as other issues, such as health care reform, banking reform and general government gridlock are resolved.

    We plan to use the funds we now have, supplemented by loans from management or outside investors, however, we have no present arrangement for financing and we cannot predict if or when funds will become available to us.

    When we need cash we may find that our management is unable to loan us additional money. Management has made no commitment for additional finance to our business, conditional upon sales performance or otherwise.  In the future, management is under no obligation to provide cash to our business. Even if management elects to provide cash, there could be significant dilution to other investors and the cash provided may still prove insufficient to prevent insolvency and failure of our business. We believe that outside funding will be difficult to obtain without first showing  better sales performance and our sales performance may remain depressed  because of the slow economy. Consequently, we may fail for lack of cash and any investment into our company may prove a total loss.

    The supplier of our present inventory of refurbished collectors, James Wiegand, has stated that due to an incident of theft at his storage site, he will not be able to provide us with 100 collectors per quarter on a continuous basis. Once we have sold those collectors available from Mr. Wiegand, we will advertise on the internet to locate and purchase additional  refurbished collectors. Mr. Wiegand is unable to sell us more than 60 refurbished collectors and we have no assurance that we can purchase any additional collectors from Mr. Wiegand. Our past purchases of refurbished collectors from Mr. Wiegand have not  been “at arms length” owing to the fact that we concluded a Share Exchange with Ambermax IV in which Mr. Wiegand was an officer and director. We believe additional inventory will become available us on terms we judge favorable but there is no assurance of this.  Our business is subject to market supply and demand, building supply prices and commodity prices, for example, volatile prices paid for scrap copper and aluminum. We believe there are numerous potential suppliers of refurbished collector, which have universal application where heated water or air is required. We are unable to predict our future sales or the margins we may generate on sales and we may sell significantly less than  100 refurbished collectors each quarter.  We believe 100 collectors is the minimum required sales to reach a positive cash flow each quarter.

    Even if sales improve dramatically, we might be  unable to locate  adequate cash to purchase  refurbished inventory. or thereafter fail to sell the collectors which we add to our inventory. Therefore, we are unable to predict or assure the cash flow of our business. Past cash flow has been  insufficient to sustain operations and continued negative cash flow will deplete our present cash and may lead to failure of our business and loss all money invested.

Our Potential for Growth.

    Our business model indicates we can achieve a positive cash flow as a public company if and when we can successfully sell, each quarter, 100 collectors. We are presently selling only two collectors per quarter. We believe our business model is scalable up to 150 collectors per quarter. We will need to expand to a larger warehouse space in the event that we  achieve sales of over 150 refurbished collectors per quarter.. We believe that such a larger space will not be difficult to locate, but we have no present plan to increase the size of our collector warehouse during the next year. We believe that a large percentage of the solar thermal systems that were installed nationally in response to the solar tax credit offered  through 1985, may  now be inoperative and eligible for removal or rehabilitation. While this view is based solely on our very limited experience in the Denver area, we believe that  similar market conditions  may exist outside our region. Over the longer term, once our business model is  profitable locally, we will evaluate its suitability to a larger region and expand outside Colorado.

    For the year ended December 31, 2008, we had generated no revenues and we incurred losses of  $598.  For the period from inception thru December 31, 2009, we generated  $810 in revenues and we incurred losses of  $9,740.  Our operating expenses included significant legal, consulting and accounting expenses. We are considered a development stage company. We expect to  generate cash in our operating activities as we expand sales.

Financial Condition and Results of Operations

      See the Financial Statements for comparison data to prior periods.

      We have financed our operations since inception primarily through cash contributed and raised by our officer and director. As of December 31, 2009, we had  $12,549 in cash, and working capital of $12,859.

    The following table sets forth our statements of operations data for the year ended December 31, 2009 and the period from inception, March 27, 2008 through December 31, 2009 . Registrant is a development stage company with minimal operations.

Summary Income Statement

	Year Ended December 31, 2009	Period form Inception March 27, 2008 through December 31, 2009
Revenues, net	$810	$810
Gross profit (loss)	270	270
Selling, general and administrative expenses
Research & development expenses	-	-
Total operating expenses	9,142	10,010
Loss from operations
Other Income (expense)	-	-
Loss from operations before income taxes	(9,142)	(9,740)
Income tax provision	-	-
Net loss	$(9,142)	$(9,740)

Revenues

    For the period from inception through December 31, 2009 we had $810 in revenues.

Total Operation Expenses

    Total Operation Expenses for the period from inception through December 31, 2009 were  $10,010.

Net Loss

    Our net loss  for the period from inception through December 31, 2009  was $9,740 .

       The net loss reflects our expenses relating to this registration statement. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources

      As of December 31, 2009, we had cash and cash equivalents of $12,549 and working capital of $12,889. This represents a decrease in cash available to the company of $8,677 from the cash available on December 31, 2008. Since inception we funded our operations from cash contributed by our officer, private sales of equity securities and cash received from our transaction with Ambermax. The purpose of our transaction with Ambermax was to increase our cash reserves and initiate operations.

    Registrant is a development stage company with minimal operations. We have incurred substantial losses since inception. The supplier of our present inventory of  refurbished collectors has stated that he will not be able to provide us with our projected requirement of 100 collectors per quarter on a continuous basis. Once we have sold our present inventory of refurbished collectors, and in the event that our present supplier proves unable or unwilling to continue as our sole supplier, we will advertise on the internet and purchase used collectors as they become available to us.  Consequently, we may sell significantly less than 100 collectors  each quarter because we are unable to locate adequate refurbished inventory and/or for other causes. We are presently selling an average of only two collectors per quarter and we may be unable to sell any of the collectors in inventory. Therefore, we are unable to predict the cash flow of our business. We believe cash flow, if any, may be sporadic during the next year as the week economy and low energy prices continue to limit consumer interest in solar systems. Our present plan is to keep expenses low and await better business conditions In the event that our sales are disappointing, our liquidity may diminish substantially but we presently have no alternate plan to boost sales.
Significant Capital Expenditures

      There were no significant capital expenditures

Critical Accounting Policies

       The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

       Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 1 to our financial statements.

Item 7A.  Qantitative and Qualitative Disclosures About Market Risk

    A smaller reporting company is not required to provide the information in this Item.

Item 8.   Financial Statements and Supplementary Data

MOUNTAIN RENEWABLES, INC.

FINANCIAL STATEMENTS

December 31, 2009

MOUNTAIN RENEWABLES, INC.
Financial Statements
Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-10

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303)369-9384	Unit I
E-mail larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mountain Renewables, Inc.

I have audited the accompanying balance sheet of Mountain Renewables, Inc. as of December 31, 2009 and 2008 the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31,2009 and the period from inception, March 27, 2008 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Renewables, Inc. as of December 31, 2009and 2008, the results of its operations and cash flows for the year ended December 31 2009 and the period from inception, March 27, 2008 through December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

/s/ Larry O'Donnell, CPA, P.C.
Larry O’Donnell, CPA, P.C.

February 3, 2010

MOUNTAIN RENEWABLES, INC
Balance Sheets
December 31, 2009 and 2008

Assets
	2009	2008

Current Assets
Cash	$12,549	$21,226
Inventory	340	850

Total current assets	12,889	22,076

Deferred offering costs	35,075	-

Total Assets	$47,964	$22,076

Liabilities and Stockholders’ Equtiy
Current liabilities
	$30	$-

Total current liabilities	30	-

Stockhoders’ equity
Common stock; $.001 par value; authorized –
100,000,000 shares; issued and outstanding –
13,515,000 and 13,375,000 shares, respectively	13,515	13,375
Additional paid-in capital	44,159	9,299
Accumulated deficit during the development stage	(9,740)	(598)

Total stockholders’ equity	47,934	22,076

Total liabilities and stockholders’ equity	$47,964	$22,076

See notes to financial stateents

MOUNTAIN RENEWABLES, INC.
Statements of Operations
Year ended December 31, 2009 and
 Period from inception, March 27, 2008
to December 31, 2009

					Inception, March 27, 2008 to December 31
	2009	2008			2009

Sales	$810				$810
Cost of sales	540				540

Gross profit	270				270

General and administrative expenses	9,412		598		10,010

Net loss	$(9,142)	$	(598)		$(9,740)
Basic and diluted net loss per
Common share	$(001)	$		**	$(001)

Weighted average number of common
shares outstanding	$13,486,000		$10,530,000		$12,407,000

**Less than $(.001) per share.

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Changes in Stockholders' Equity
Year ended December 31, 2009 and
 Period from inception, March 27, 2008
to December 31, 2009

Common Stock	Additional		Accumulated
	Shares	Amount	Paid in capital	Deficit

Issuance of common stock for cash	4,000,000	$4,000	$1,000	$
Issuance of common stock for cash	6,000,000	6,000	(1,000)
Issuance of common stock for Ambermax	3,375,000	3,375	9,299
Net loss					(598)
Balance, December 31, 2008	13,375,000	13,375	9,299		(598)

Issuance of common stock for services	140,000	140	34,860
Net loss	-	-	-		(9,142)
Balance, December 31, 2009	13,515,000	$13,515	$44,159		$(9,740)

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Cash Flows
Year ended December 31, 2009 and
 Period from inception, March 27, 2008
to December 31, 2009

	2009	2008	Inception, March 27, 2008 to December 31, 2009

Cash Flows From Operating Activities
Net loss	$(9,142)	$(598)	$(9,740)
Adjustments to reconcile net loss to net cash
Used in operation activities:
Changes in operating assets and liabilities:
(Increase)decrease in inventory	510	(850)	(340)
Increase in accounts payable	30	-	30

Net cash used in operating activities	(8,602)	(1,448)	(10,050)

Cash flows from investing activities
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Increase in deferred offering costs	(75)		(75)
Issuance of common stock for cash		10,000	10,000
Issuance of common stock for Ambermax	-	12,674	12,674

Net Cash Provided by Financing Activities	(75)	22,674	22,599

Net increase in cash	(8,677)	21,226	12,549

Cash at the beginning of year	21,226	-	-

Cash at end of year	$12,549	$21,226	$12,549

Supplemental disclosure of noncash
financing and investing activities

Common stock issued for
deferred offering costs	$35,000		$35,000

See notes to financial statements.

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization of Business

Mountain Renewables, Inc. (the “Company”) was incorporated in Nevada on March 27, 2008.

The Company acquires, markets and distributes solar panels.  The Company has not achieved significant revenues and is a development stage company.

Development stage company

The Company has not earned significant revenues form planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”., as set forth in Statement of Financials accounting Standards No. 7 (“SFAS”).  Among the disclosures required by SFAS No. 7 are that the company’s financial statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Inventory

Inventory consists of finished solar panels and is stated at the lower of cost (first-in, first-out method), or market value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The fair value of the liability due to officer/stockholder is not practicable to estimate, based upon the related party nature of the underlying transactions.

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) Share-Based Payment.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and subsequently modified.

During the period ended December 31, 2009, there were no stock options granted or outstanding.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss).  During the period ended December 31, 2009, the Company did not have any components of comprehensive income (loss) to report.

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for product.  The Company recognizes revenue after the product has been delivered.

Net Loss Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company had no potential common stock instruments which would result in a diluted loss per share.  Therefore, diluted loss per share is equivalent to basic loss per share.

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" (“SFAS 168").  Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities.  SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s financial statements but will require that interim and annual filings include references to the Codification.

In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles  recognized by the FASB to be applied by nongovernmental entities in  the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal  securities laws are also sources of authoritative U.S. GAAP for SEC  registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption will have no material impact on the Company’s financial statements.

Note 2 - Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  Dividends may be paid on outstanding shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote. Dividends may be paid on outstanding shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

On March 16, 2009, the Company issued Sonja Gouak 140,000 shares of its common stock in exchange of services for processing and filing of its registration statement.  Those services have been valued at Gouak’s usual billing rate.  Should Gouak not perform the services she will be subject to damages.

Note 3 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the periods ended December 31, 2009 and 2008.  The expected income tax benefit for the period ended December 31, 2009 and 2008 is approximately $1,400 and $100, respectively.  The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $9,740 at December 31, 2009 are available to offset future taxable income, if any, and expire in 2033.  This results in a net deferred tax asset of approximately $1,400 at December 31, 2009.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Note 4 – Acquisition of Ambermax IV Corporation

On November 14, 2008  the Company acquired 100% of the equity interests of Ambermax IV Corporation (Ambermax).  The income and expenses for Ambermax from the period November 14, 2008  through December 31, 2009 are included in the statements of operations.  Ambermax is a corporation organized under the laws of the state of Colorado  and is inactive.

The Company issued 3,375,000 shares of common stock to the stockholders of Ambermax.  The Company received $12,674 in cash from Ambermax which was its sole asset.

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

    None

Item 9A(T).  Controls and Procedures.

    An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Item 9B. Other information.

    None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

    Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of  December 31, 2009 and the date of this report are as follows:

Name	Age	Position

Richard Giannotti (1)	63	President, Chief Financial Officer and Director
Marcia Giannotti (2)	60	Secretary
__________________

(1)	Our President, founder and director
(2)	Our Secretary is the wife of our President

Executive Biographies.

   Richard F. Giannotti, President, is a business graduate from American University in Washington, DC.  He served as an Assistant National Bank Examiner with the U.S. Treasury Department before moving to Colorado.  Mr. Giannotti has had extensive experience in both the securities and insurance industries over the last thirty years.  His sales and marketing background had him employed with companies ranging in size from start-ups to a billion dollar international company.  For the past several years, he has been involved with a start-up bio medical company and was, until recently, engaged with MetLife Home Loans in Denver, Colorado.

   Marcia A. Giannotti, Secretary, is the wife of our President. She received her Bachelor of Science in Education from the University of Nebraska. Prior to 25 years of ongoing service as a flight attendant for United Airlines, Marcia Giannotti served  the women’s clothing industry as store manager and sales representative.

Item 11. Executive Compensation

Summary Compensation Table

    The following table sets forth certain information concerning compensation paid during years ended December 31, 2008. During 2009 and as of the  date of this prospectus, Mr. Giannotti has also received no compensation. Going forward, Mr. Giannotti will receive a commission of 7% of gross sales, however, no written agreement in connection with the sales commission to be paid Mr. Giannotti has been executed. Ms. Giannotti receives no compensation for her duties as Secretary.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Giannotti, Presedent	2008, 2009	—	—	—	—	—	—	—	—
Marcia Giannotti, Secretary	2009	_	_	_	_	_	_	_	_

Option Grants in Last Fiscal Year

    No stock options were granted to the Named Executives for the years ended December 31, 2008, 2009.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

     No stock options were exercised or held for exercise.

Equity Compensation Plan Information

     There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

     The Company has no agreement for employment. The company has a written agreement for certain future financial printing services for which 140,000 shares of its common stock have been issued. Going forward, we will pay Mr. Giannotti a commission of 7% of sales, however we have not executed a written agreement in connections with this arrangement. Registrant is a development stage company with minimal operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       Our President, Mr. Giannotti, purchased 10,000 shares of Ambermax IV Corporation during July of 2006 for $400. Under the terms of the Share Exchange agreement consummated during November 2008 between Ambermax IV and Mountain Renewables, Inc. Mr. Giannotti exchanged his 10,000 shares of Ambermax IV for 30,000 shares of Mountain Renewables, Inc. A copy of the Share Exchange Agreement, signed by all shareholders of Ambermax IV, including Mr. Giannotti, is contained in  Exhibit 10.1.Our  Share Exchange agreement with Ambermax IV may be deemed consummated at less than arms length because of Mr. Giannotti’s ownership of shares in Ambermax IV. Mr. Wiegand,  supplier of our refurbished collectors and mounting components was an officer and director of Ambermax IV and signed that agreement.  The purpose of our transaction with Ambermax IVwas to increase our cash reserves. See Signatory page of “Share Exchange Agreement” for a complete list of the former shareholders of Ambermax IV.

     All of the shareholders of Ambermax IV, including Mr. Giannotti, exchanged each share owned of Ambermax IV for three shares of Mountain Renewables, Inc. common stock.  A copy of the “Share Exchange Agreement” signed by Mr. Wiegand as and Officer and  director of Ambermax IV, and  by all shareholders of Ambermax IV, including Mr. Giannotti, is contained in  Exhibit 10.1  previously filed.  Subsequent to consummation of the Share Exchange Agreement, Mr. Wiegand sold us refurbished collectors in a separate transaction, which should be deemed completed at less than arms length due to Mr. Wiegand’s previous role as officer and director  in Ambermax IV and Mr. Wiegand’s consequent role in the Share Exchange Agreement taken together with Mr. Giannotti’s previous role as a Shareholder of Ambermax IV and his role in the Share Exchange Agreement as our officer and director.

    Mr. Giannotti has no relationship with any shareholder of the Company other than Mr. Wiegand who presently is the sole supplier of our product.

    Mr. Giannotti has no relationship with any of the previous shareholders of Ambermax IV Corporation. Mr. Giannotti is not associated with Bristlecone Associates or its management.

    Our President, Mr. Giannotti purchased 4,000,000 shares of the Common Stock of Mountain Renewables for $5,000 cash during March of 2008.

    We  issued  Sonja Gouak  140,000 shares  during March 2009 for future services as our financial printer. The services are valued at $35,000.  There is no relationship between Sonja Gouak and any of the other selling shareholders.

    The following table sets forth certain information, as of September 30, 2009 and as of the date of this prospectus, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Registrant is a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405

Title of Class	Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Ownership (2)

Common Stock	Richard Giannotti	4,030,000	29.8%

Common Stock	Marcia Giannotti	-0-	-0-

Common Stock	Bristlecone Associates, LLC 38113 Fruitland Mesa Road Crawford, CO 81415	6,000,000	44.4%

Common Stock	All Executive Officers and Directors as a Group (2 persons)	4,030,000	29.8%
____________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Mountain Renewables, Inc., 1772 Grape St, Denver, CO 80220.

(2)
Applicable percentage ownership is based on  13,515,000 shares of common stock outstanding as of September 30, 2009 and as of the date of this prospectus. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Item 13. Certain Relationships and Related Transactions.

    Our President, Mr. Giannotti, purchased 10,000 shares of Ambermax IV Corporation during July of 2006 for $400. Under the terms of the Share Exchange agreement consummated during November 2008 between Ambermax IV and Mountain Renewables, Inc. Mr. Giannotti exchanged his 10,000 shares of Ambermax IV for 30,000 shares of Mountain Renewables, Inc. A copy of the Share Exchange Agreement, signed by all shareholders of Ambermax IV, including Mr. Giannotti, is contained in  Exhibit 10.1.Our  Share Exchange agreement with Ambermax IV may be deemed consummated at less than arms length because of Mr. Giannotti’s ownership of shares in Ambermax IV. Mr. Wiegand,  supplier of our refurbished collectors and mounting components was an officer and director of Ambermax IV and signed that agreement.  The purpose of our transaction with Ambermax IVwas to increase our cash reserves. See Signatory page of “Share Exchange Agreement” for a complete list of the former shareholders of Ambermax IV.

     All of the shareholders of Ambermax IV, including Mr. Giannotti, exchanged each share owned of Ambermax IV for three shares of Mountain Renewables, Inc. common stock.  A copy of the “Share Exchange Agreement” signed by Mr. Wiegand as and Officer and  director of Ambermax IV, and  by all shareholders of Ambermax IV, including Mr. Giannotti, is contained in  Exhibit 10.1  previously filed.  Subsequent to consummation of the Share Exchange Agreement, Mr. Wiegand sold us refurbished collectors in a separate transaction, which should be deemed completed at less than arms length due to Mr. Wiegand’s previous role as officer and director  in Ambermax IV and Mr. Wiegand’s consequent role in the Share Exchange Agreement taken together with Mr. Giannotti’s previous role as a Shareholder of Ambermax IV and his role in the Share Exchange Agreement as our officer and director.

    Mr. Giannotti has no relationship with any shareholder of the Company other than Mr. Wiegand who presently is the sole supplier of our product.

    Mr. Giannotti has no relationship with any of the previous shareholders of Ambermax IV Corporation. Mr. Giannotti is not associated with Bristlecone Associates or its management.

    Our President, Mr. Giannotti purchased 4,000,000 shares of the Common Stock of Mountain Renewables for $5,000 cash during March of 2008.

    We  issued  Sonja Gouak  140,000 shares  during March 2009 for future services as our financial printer. The services are valued at $35,000.  There is no relationship between Sonja Gouak and any of the other selling shareholders.

Item 14. Principal Accountant Fees and Services

    The aggregate fees billed during the fiscal years ended December 31,2009 and December 31, 2008 for professional services rendered by our principal accounting firm, Larry O’Donnell, CPA, PC for the audit of or financial statements included in this Form 10-K and for the audit and review of the interim financial statements included in Form S-1 were approximately $ 4,025 and $ 3,600 respectively. Included here are fees associated with the review of our registration statement on Form S-1 and this Annual Report on Form 10-K as filed with the SEC and the related issuance of independent accountant consent letters.

Item 15. Exhibits and Reports of Form 8-K

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on 8-K

    No reports were filed on Form 8-K this fiscal year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mountain Renewables, Inc. (Registrant)

DATE: March 26, 2010	By:	/s/ Richard Giannotti
President