Form 10-Q
period 2010-03-31
Mountain Renewables, Inc.
filed 2010-05-14
CIK 1465130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2010	Commission File Number 333-159577

MOUNTAIN RENEWABLES, Inc.
(Exact name of registrant as specified in its charter)

COLORADO	37-1563401
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1772 Grape Street, Denver, Colorado	80220
(Address of principal executive offices)	(Zip code)

(720) 341-8235
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes X     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer []	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes       No  X

As of May 14, 2010, 13,615,000 shares of common stock, $0.001 par value of registrant were outstanding.

MOUNTAIN RENEWABLES, INC.

MOUNTAIN RENEWABLES, INC.

FINANCIAL STATEMENTS

MARCH 31, 2010

MOUNTAIN RENEWABLES, INC.
Financial Statements
Table of Contents

Page

Financial Statements:

Balance Sheets	5

Statements of Operations	6

Statements of Changes in Stockholders’ Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9 - 12

MOUNTAIN RENEWABLES, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current assets
Cash	$4,309	$12,549
Inventory	340	340

Total current assets	4,649	12,889

Deferred offering costs	35,075	35,075

Total assets	$39,724	$47,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable –related party	$30	$30

Total current liabilities	30	30

Stockholders’ equity:
Common stock; $.001 par value; authorized -
100,000,000 shares; issued and outstanding -
2010 - 13,615,000 shares, 2009 - 13,515,000 shares	$13,615	$13,515
Additional paid-in capital	49,059	44,159
Accumulated deficit during the development stage	(22,980)	(9,740)

Total stockholders’ equity	39,694	47,934

Total liabilities and stockholders’ equity	$39,724	$47,964

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Operations

	For the Three Months Ended				March 27, 2008
	March 31,				(Inception) to
	2010		2009		March 31, 2010

Sales		$-		$375	$810

Cost of Sales		-		232	540

Gross Profit		-		143	270

General and administrative expenses		13,240		585	23,250

Net loss		$(13,240)		$(442)	$(22,980)

Basic and diluted net loss
per common share	$	*	$	*	$ *

Weighted average number of common
Shares outstanding (in thousands)		13,515		13,398	12,557

* Less than $(.01) per share.

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in capital	Deficit

Issuance of common stock for cash	4,000,000	$4,000	$1,000	$-
Issuance of common stock for cash	6,000,000	6,000	(1,000)	-
Issuance of common stock for Ambermax	3,375,000	3,375	9,299	-
Net loss	-	-	-	(598)
Balances, December 31, 2008	13,375,000	13,375	9,299	(598)

Issuance of common stock for services	140,000	140	34,860-
Net loss	-	-	-	(9,142)

Balances, December 31, 2009	13,515,000	13,515	44,159	(9,740)

Issuance of common stock for services	100,000	100	4,900	-

Net loss	-	-	-	(13,240)

Balances, March 31, 2010	13,615,000	$13,615	$49,059	$(22,980)

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Cash Flows

	Three Months Ended March 31, 2010	Period from inception March 27, 2008 to 2009	March 31, 2010

Cash flows from operating activities:
Net loss	$(13,240)	$(442)	$(22,980)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	5,000	-	5,000
Changes in operating assets and liabilities:
Increase in inventory	232	(340)	-
Increase in accounts payable	-	-	30

Net cash used in operating activities	(8,240)	(210)	(18,290)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Increase in deferred offer in costs	(75)
Issuance of common stock for cash	10,000
Issuance of common stock
for Ambermax	-	-	12,674

Net cash provided by
financing activities	-	-	22,599

Net increase (decrease) in cash	(8,240)	(210)	4,309

Cash at beginning of period	12,549	21,226	-

Cash at end of period	$4,309	$21,016	$4,309

Supplemental disclosure of noncash
financing and investing activities

Common stock issued for:
Services	5,000	-	5,000
Deferred offering costs	-	-	$35,000
See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization of Business

Mountain Renewables, Inc. (the “Company”) was incorporated in Nevada on March 27, 2008.

The Company acquires, markets and distributes solar panels.  The Company has not achieved significant revenues and is a development stage company.

Development Stage Company

The Company has not earned significant revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented.  The financial statements and notes do not contain certain information included in the Company’s financial statements for the year ended December 31, 2009.  It is the Company’s opinion that when the interim financial statements are read in conjunction with the December 31, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year or any future period.

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

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss).  During the period ended March 31, 2009, the Company did not have any components of comprehensive income (loss) to report.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 requires enhanced disclosures about Fund’s derivative and hedging activities.  Management is currently evaluating the impact the adoption of SFAS 161 will have on the Company’s financial statement disclosures.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

In May, 2008 FASB issued SFAS 163.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

Note 2 - Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  Dividends may be paid on outstanding shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

On March 16, 2009, the Company issued Sonja Gouak 140,000 shares of its common stock in exchanges of services for processing and filing of its registration statement.  Those services have been valued at Gouak’s usual billing rate.  Should Gouak not perform the services she will be subject to damages.

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

The Company incurred no income taxes for the periods ended March 31, 2010.  The expected income tax benefit for the period ended March 31, 2010 and the period from inception March 18, 2008 through March 31, 2010 is approximately $2,000 and $3,400, respectively.  The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $22,980 at March 31, 2010 are available to offset future taxable income, if any, and expire in 2033.  This results in a net deferred tax asset of approximately $3,400 at March 31, 2010.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Part I. Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of MOUNTAIN RENEWABLES, Inc. (the “Company”), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management’s current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Financial Condition and Results of Operation

We are a development stage company with minimal operations. We are a Nevada corporation. The Company’s mission is to procure and resell refurbished solar collectors and mounting hardware. We commenced operations on October 3, 2008 when we purchased our first inventory of solar collectors. Our first sale was in March 2009. We are seeking solar collectors that have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar collector into heat.

We believe the market for used solar collectors is small, sporadic, highly fragmented and we do not know of any organized exchange or other commercial oversight group that has established any standards or structure as is found for example in the used car market. We have not conducted any studies or surveys or by other means tried to quantify or predict the volume of solar systems or solar collectors suitable for refurbishment that may come on the market to date or that in the future may become available. Our business is presently being started up with a very limited number of collectors that were manufactured approximately 30 years ago, stored out of doors but never installed.We have no agreement with our supplier. We procure refurbished collectors and various mounting components from our supplier, move them to our warehouse and show them to potential customers located over the internet. Our sales to date have been limited. We believe sales will improve as energy cost increase and the economy becomes generally stronger.

 There is limited historical information about our company upon with to base an evaluation of our future performance.

We have had $810 in operating revenues since inception, March 27, 2008 through March 31, 2010 and the date of this report. We have incurred expenses totaling $23,250 as of March 31. Such expenses consisted primarily of general and administrative, storage, professional fees and services in connection with our Registration Statement, Transfer agent, and related expenses incurred in connection with the quotation of our shares of common stock on the OTCBB.

We have generated an accumulated deficit of $ (22,980) as of March 31, 2010.  Our loss increased by $12,798 or 2,300% to $13,240 from $442 for the quarter ended March 31 2010 as compared to the prior year quarter ended March 31, 2009. This was primarily attributable to our failure to sell any refurbished collectors in the most recently completed quarter coupled with an increase in general and administrative expenses and expenses incurred in connection with our Registration Statement and quotation on the OTCBB.

As of the date of this report our losses continue to mount.

Liquidity and Capital Resources

As of March 31, 2010, we had $ 4,309 in cash and a working capital of $4,619. As of the date of this report our liquidity and capital resources continue to decline and our ability to generate revenue remains unproven.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

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

We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405. We currently have no significant business operations and have incurred operating losses since our inception totaling $9,142. We have incurred significant losses from operations. As shown in our financial statements, as of the periods ended December 31, 2008 and December 31, 2009, we have incurred cumulative net losses of $ 598 and $9,142, respectively from operations. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to acquire and resell refurbished solar collectors and collector mounting hardware. We currently do not have any recurring revenues and have only very limited products in our inventory. There can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of refurbished solar collectors.

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

We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405 It is essential that we grow our business to sell at minimum, 100 collectors per quarter and to achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for trading on a public market.

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

 Our director, executive officer and principal stockholder Richard Giannotti, beneficially owns approximately 29.6% of the outstanding shares of Common Stock. Accordingly, our executive officer and director may have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

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
.
The inability to obtain sufficient refurbished solar collectors would adversely affect our ability to meet future customer demand for products and could impair our ability to enter this market. We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405

Our dependence on our single past supplier of refurbished solar collectors could prevent us from purchasing additional products under terms deemed suitable  and this may prevent or delay us in delivering our products which could result in substantial harm to our business.

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

Our quarterly revenue, if any, and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of our solar collectors;
•	the availability, pricing and timeliness of delivery solar panels;
•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions and the retail price of natural gas;
•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses;
•	acquisition costs;
•	unpredictable volume and timing of customer orders, which are not fixed by contract;
•	foreign currency fluctuations;
•	our ability to establish and expand customer relationships;
•	the availability, pricing and timeliness of delivery of other products, such as pumps and controls necessary for our solar products to function;
•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;
•	increases or decreases in natural gas and electric rates due to changes in fossil fuel prices or other factors; and
•	Shipping and other factors causing business delays.

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

The reduction,elimination, or failure to adopt pending government economic incentives could prevent us from achieving sales and market share.

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

.Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Since there is presently no trading market for our shares, an investment in our shares is totally illiquid.  An investor purchasing our shares will not be able to resell their shares  unless a market for our shares develops at some point in the future. There can be no assurance that such a market will ever develop. Therefore, investors who purchase our shares could loose their entire investment.

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

 Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. However, because of our status as a “Shell Company” our securities are not eligible for the Rule 144 exemption. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us.

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

●
that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)          Exhibits:

31.1:	Certification of Principal Executive anFinancial Officer

32.1:	Section 1350 Certification

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN RENEWABLES, INC.
(Registrant)

DATE: May 14, 2010	By:	Richard Giannotti
Richard Giannotti
President