Form 10-Q
period 2010-06-30
Mountain Renewables, Inc.
filed 2010-07-13
CIK 1465130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2010	Commission File Number 333-159577

MOUNTAIN RENEWABLES, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	37-1563401
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1772 Grape Street, Denver, Colorado	80220
(Address of principal executive offices)	(Zip code)

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

As of July 12, 2010, 13,615,000 shares of common stock, $0.001 par value of registrant were outstanding.

MOUNTAIN RENEWABLES, INC.

MOUNTAIN RENEWABLES, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010

MOUNTAIN RENEWABLES, INC.
Financial Statements
Table of Contents

Page

Financial Statements:

Balance Sheets	5

Statements of Operations	6

Statements of Changes in Stockholders’ Equity	7

Statements of Cash Flows	8

Notes to Financial Statements	9 - 12

MOUNTAIN RENEWABLES, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current assets
Cash	$2,721	$12,549
Inventory	340	340

Total current assets	2,611	12,889

Deferred offering costs	35,075	35,075

Total assets	$37,686	$47,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable –related party	$30	$30

Loan payable – related party	3,000	-

Total current liabilities	3,030	30

Stockholders’ equity:
Common stock; $.001 par value; authorized -
100,000,000 shares; issued and outstanding -
2010 - 13,615,000 shares, 2009 - 13,515,000 shares	$13,615	$13,515
Additional paid-in capital	49,059	44,159
Accumulated deficit during the development stage	(28,018)	(9,740)

Total stockholders’ equity	34,656	47,934

Total liabilities and stockholders’ equity	$37,686	$47,964

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Operations

	For the Six Months Ended June 30,				For the Six Months Ended June 30,				March 27, 2008
									(Inception) to
	2010		2009		2010		2009		June 30, 2010

Sales		$-		$-		$-		$375	$810

Cost of Sales		-		-		-		232	540

Gross Profit		-		-		-		143	270

General and administrative expenses		5,038		3,328		18,278		3,913	28,288

Net loss		$(5,038)		$(3,328)		$(18,278)		$(3,770)	$(28,018)

Basic and diluted net loss
per common share	$	*	$	*	$	*	$	*	$ *

Weighted average number of common
shares outstanding (in thousands)		13,615		13,515		13,515		13,456	12,684

* Less than $(.01) per share.

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in capital	Deficit

Issuance of common stock for cash	4,000,000	$4,000	$1,000	$-
Issuance of common stock for cash	6,000,000	6,000	(1,000)	-
Issuance of common stock for Ambermax	3,375,000	3,375	9,299	-
Net loss	-	-	-	(598)
Balances, December 31, 2008	13,375,000	13,375	9,299	(598)

Issuance of common stock for services	140,000	140	34,860-
Net loss	-	-	-	(9,142)

Balances, December 31, 2009	13,515,000	13,515	44,159	(9,740)

Issuance of common stock for services	100,000	100	4,900	-

Net loss	-	-	-	(18,278)

Balances, June 30, 2010	13,615,000	$13,615	$49,059	$(28,018)

See notes to financial statements

MOUNTAIN RENEWABLES, INC.
Statements of Cash Flows

	Six Months Ended June 30		Period from inception March 27, 2008 to
	2010	2009	June 30, 2010

Cash flows from operating activities:
Net loss	$(18,278)	$(3,770)	$(28,018)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	5,000	-	5,000
Changes in operating assets and liabilities:
Increase in inventory	-	232	(340)
Increase in accounts payable	-	-	30

Net cash used in operating activities	(13,278)	(3,538)	(23,328)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Increase in loans payable	3,000	-	3,000
Increase in deferred offer in costs	-	(75)	(75)
Issuance of common stock for cash	-	-	10,000
Issuance of common stock
for Ambermax	-	-	-

Net cash provided by
financing activities	3,000	(75)	25,599

Net increase (decrease) in cash	(10,278)	(3,613)	2,271

Cash at beginning of period	12,549	21,226	-

Cash at end of period	$2,271	$17,613	$2,271

Supplemental disclosure of noncash
financing and investing activities

Common stock issued for
Services	$5,000	-	$5,000
Deferred offering costs	-	-	$35,000

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) Share-Based Payment.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and subsequently modified. During the period ended JUNE 30, 2010, there were no stock options granted or outstanding.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss).  During the period ended JUNE 30, 2009, the Company did not have any components of comprehensive income (loss) to report.

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

MOUNTAIN RENEWABLES, INC.
Notes to Financial Statements

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

The Company incurred no income taxes for the periods ended June 30, 2010.  The expected income tax benefit for the period ended June 30, 2010 and the period from inception March 18, 2008 through June 30, 2010 is approximately $2,700 and $4,200, respectively.  The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $28,018 at June 30, 2010 are available to offset future taxable income, if any, and expire in 2033.  This results in a net deferred tax asset of approximately $4,200 at June 30, 2010.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

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

We have had $810 in operating revenues since inception, March 27, 2008 through June 30, 2010 and the date of this report. We have incurred expenses totaling $28,288 as of June 30, 2010. Such expenses consisted primarily of general and administrative, storage, professional fees and services in connection with our Registration Statement, Transfer agent, and related expenses incurred in connection with the quotation of our shares of common stock on the OTCBB.

We have generated an accumulated deficit of $ (28,018) as of June 30, 2010.  Our loss increased by $1,710 or 51% to $5,038 from $3,328 for the quarter ended June 30 2010 as compared to the prior year quarter ended June 30, 2009. This was primarily attributable to our failure to sell any refurbished collectors in the most recently completed quarter coupled with an increase in general and administrative expenses and expenses incurred in connection with our Registration Statement and quotation on the OTCBB.

As of the date of this report our losses continue to mount.

Liquidity and Capital Resources

As of June 30, 2010, we had $ 2,271 in cash and a working capital deficit of ($389). As of the date of this report our liquidity and capital resources continue to decline and our ability to generate revenue remains unproven.

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

We are a development stage company with minimal operations and may be deemed a “Shell Company” as defined by Rule 405. We currently have no significant business operations and have incurred operating losses since our inception totaling $28,018. We have incurred significant losses from operations. As shown in our financial statements, as of the quarters ended June 30,2009 and June 30, 2010, we have incurred cumulative net losses of          $ 3,328 and $5,038, respectively from operations. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to acquire and resell refurbished solar collectors and collector mounting hardware. We currently do not have any recurring revenues and have only very limited products in our inventory. There can be no assurance that we will ever achieve significant revenues or profitable operations from the sale of refurbished solar collectors.

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

(a)          Reports on 8-Form K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN RENEWABLES, INC.
(Registrant)

DATE: July 13, 2010	By:	/s/ Richard Giannotti
Richard Giannotti
President