Form 10-Q
period 2010-09-30
Arcis Resources Corp
filed 2010-11-22
CIK 1465130

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-159577

ARCIS RESOURCES CORPORATION (Name of Registrant in its Charter)

Nevada	37-1563401
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

4320 Eagle Point Parkway, Suite A, Birmingham, AL 35242
(Address of Principal Executive Offices)

Issuer's Telephone Number: (205) 453-9650

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 22, 2010
Common Voting Stock: 18,815,000

ARCIS RESOURCES CORPORATION
(f/k/a Mountain Renewables, Inc.)

QUARTERLY REPORT ON FORM 10Q

TABLE OF CONTENTS

		Page No
Item 1.	Financial Statements unaudited:

	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	2

	Condensed Consolidated Statements of Income (Loss) – for the Three and Nine Months Ended September 30, 2010 and 2009 and Period from Inception to September 30, 2010	3

	Statements of Changes in Stockholders Equity (Deficit) – for the Years Ended December 31, 2009 and 2008 and the Nine Months Ended September 30, 2010 and the Period from Inception to September 30, 2010	4

	Condensed Consolidated Statements of Cash Flows – for the Nine Months Ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T.	Controls and Procedures	11

Part II	Other Information

Item 1.	Legal Proceedings	12

Items 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	13

Item 4.	Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		13

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$40,489	$13,921
Prepaid expenses	-	100

TOTAL ASSETS	$40,489	$14,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$31,156	$443
Notes Payable	43,660	-
Liability to be settled in stock	40,000	-

Total current liabilities	114,816	443

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share; 100,000,000 shares authorized, and 18,815,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009 respectively.	18,815	18,815
Additional paid-in capital	33,128	33,128
(Accumulated deficit) during the development stage	(126,270)	(38,365)

Total stockholders' Equity (Deficit)	(74,327)	13,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,489	$14,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended		For the Nine Months Ended		June 7, 2006
	September 30,		September 30,		(Date of Inception)
	2010	2009	2010	2009	to September 30, 2010

REVENUES
Net sales	$-	-	$790	-	$790
Cost of Sales	-		-		-
Gross Income	-	-	790	-	790

COSTS AND EXPENSES
Selling, general and administrative	69,627	11,487	88,695	25,855	127,060
Total costs and expenses	69,627	11,487	88,695	25,855	127,060

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(69,627)	(11,487)	(87,905)	(25,855)	(126,270)

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(69,627)	$(11,487)	$(87,905)	$(25,855)	$(126,270)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(69,627)	$(11,487)	$(87,905)	$(25,855)	$(126,270)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	18,815,000	18,815,000	18,815,000	18,815,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, June 7, 2006 (Date of Inception)	-	$-	$-	$-	$-

Balance, December 31, 2008	-	-	-		-

Contributions	-	-	51,943	-	51,943
Effect of recapitilzation and merger	18,815,000	18,815	(18,815)	-	-
Net loss	-	-	-	(38,365)	(38,365)

Balance, December 31, 2009	18,815,000	18,815	33,128	(38,365)	13,578

Net loss	-	-	-	(87,905)	(87,905)

Balance, September 30, 2010	18,815,000	$18,815	$33,128	$(126,270)	$(74,327)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

			June 7, 2006
			(Date of Inception)
	2010	2009	to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(87,905)	$(25,855)	$(126,270)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:

Decrease in prepaid expenses	100	-	-
Increase in accounts payable	30,713	808	30,713

Net cash (used in) operating activities	(57,092)	(25,046)	(95,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions	-	52,386	52,386

Net cash (used in) investing activities	-	52,386	52,386

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received under stock purchase agreement	40,000	-	40,000
Payment of notes payable	-	-
Proceeds from notes payable	43,660	-	43,660

Net cash provided by financing activities	83,660	-	83,660

NET INCREASE (DECREASE) IN CASH	26,568	27,340	40,489

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,921	800	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$40,489	$28,140	$40,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Organization of Business

Arcis Resources Corporation (the “Company”) was incorporated in Nevada on March 27, 2008 under the name “Mountain Renewables, Inc.”  Effective on November 15, 2010, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation. The amendment (i) changed the name of the corporation to “Arcis Resources Corporation”

On September 22, 2010, the Company acquired all of the membership interest in Gulf Coast Energy Distribution, LLC, an Alabama limited liability company (“GCED”), and all of the outstanding common stock of ARCIS Energy, Inc., a Nevada corporation (“ARCIS”), pursuant to a Stock Purchase Agreement entered into by these parties on July 21, 2010. The acquisition is referred to herein as the “Share Exchange.” GCED and ARCIS will be engaged in the business of acquiring, trading and distributing fuel oil and other petroleum products.

In exchange for 100% of the membership interest in ARCIS the Company issued to GSA International Group, Ltd., a British Virgin Islands corporation (“GSAI”), 11,000,000 shares of its common stock. The Company issued 2,200,000 shares of common stock to Kenneth Allen Flatt, Jr. and Activa Transportation Services, LLC, an Alabama limited liability company (“Activa”), for their 100% membership interest in GCED.

The Company has authorized capital stock of 200,000,000 capital shares, consisting of 200,000,000 shares of Common Stock, $.001 par value. Before the Share Exchange, there were 13,615,000 shares outstanding, of which Bristlecone Associates, LLC, a Colorado limited liability company (“Bristlecone”), held 6,000,000 (44.0%) and Richard Giannotti owned 4,030,000 shares (29.6%). As a condition to the Share Exchange, Bristlecone surrendered 4,500,000 shares and Mr. Giannotti surrendered 3,500,000 shares, reducing the outstanding shares to 5,615,000. As a result of the Share Exchange, there are now 18,815,000 shares outstanding, of which Bristlecone holds 1,500,000 shares (8.0%) and Mr. Giannotti owns 530,000 shares (2.8%).

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, GCED will be treated as the continuing entity for accounting purposes.

Development Stage Company

The Company has not earned significant revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company.”

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

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Arcis Energy, Inc. and Gulf Coast Energy Distribution, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Net Loss Per Share

ASC 260, “Earnings per Share,” requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company had no potential common stock equivalents which would result in a diluted loss per share.  Therefore, diluted loss per share is equivalent to basic loss per share.

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for product.  The Company recognizes revenue after the product has been delivered.

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $87,905 during the nine months ended September 30, 2010, had an accumulated deficit, and had negative cash flow from operations of approximately $17,092. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to raise additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities.

Note 2 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of $.001 par value common stock.  Dividends may be paid on outstanding shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

During the quarter ended September 30, 2010 The Company received $40,000 for its common stock. The stock has not yet been issued, and, accordingly, is a liability on its balance sheet as “liability to be settle in stock”.

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

Note 4 – Subsequent Events

Effective on November 15, 2010, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation. The amendment (i) changed the name of the corporation to “Arcis Resources Corporation” and (ii) increased its authorized common stock from 100,000,000 shares, $0.001 par value to 200,000,000 shares, $0.001 par value.

On November 10, 2010 Deborah Flatt resigned from her position as Chief Financial Officer of the Company. Ms. Flatt will remain employed as Secretary, Treasurer, and a member of the Company’s Board of Directors.

On November 10, 2010 the Board of Directors appointed Robert J. Calamunci to serve as the Chief Financial Officer.  The Company has entered into a Consulting Agreement with Robert J. Calamunci, pursuant to which he will serve as Chief Financial Officer on a part-time basis for an indefinite term. The agreement provides that the Company will pay Mr. Calamunci a fee of $5000 per month. The Company has also issued 100,000 shares of common stock to Mr. Calamunci.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Arcis Resources, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section titled “Risk Factors That May Affect Future Results” in the Company’s Current Report on Form 8-K filed on September 22, 2010.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Business

Arcis Resources Corporation has two subsidiaries:  Arcis Energy Inc. (“Arcis”) and Gulf Coast Energy Distribution, LLC (“GCED”).  Arcis was organized to engage in international fuel trade.  GCED was organized to engage in domestic fuel trade, including transfer of oil and refined petroleum products.  Prior to the Share Exchange, certain affiliates assigned to Arcis certain core contracts that will enable it to initiate the business of fuel trading.  Primary among the assigned contracts were:

•	Contract dated July 7, 2010 with Bashkir Fuel Company providing for the sale by Bashkir Fuel to Arcis of 15,000 metric tons of Kazakhstan fuel oil (grade GOST 10585-99) per month.

•	Contract dated July 7, 2010 with Bashkir Fuel Company providing for the sale by Bashkir Fuel to Arcis of 15,000 metric tons of Kazakhstan fuel oil (grade GOST 305-1982) per month.

•
Joint Venture Agreement dated April 27, 2010 with Premier Investment Group, Inc. (“PREMI”) providing that PREMI will make a deposit of one billion Euros to collateralize letters of credit to finance trading of oil and other physical commodities by ARCIS.

Both Arcis and GCED will be engaged in the acquisition, sale and trading of the full spectrum of petroleum products, from crude oil refinery feed stocks to refined products, including base oils, biofuels, bunker fuels, fuel oils, gasoil, kerosene/jet fuel, marine gasoil, and diesel motor gas and naphtha, with an emphasis in the mid-distillates markets.  They will be primarily active in physical oil trading including transportation by vessel, pipeline, railcar, and truck.  Arcis will operate internationally, and GCED will trade only within North America.

Because all of the activities of Arcis will be carried out in the international market, it will not require any special licensing nor be subject to any special reporting requirements relating to its business. GCED, on the other hand, is located in Birmingham, Alabama, and will be engaged in the interstate distribution of fuel products.  For that reason, GCED is required to obtain a 637 License from the Internal Revenue Service and to file monthly reports of the shipments of fuel that it arranges.  GCED is also required to obtain a Motor Fuel License from the State of Alabama, to post a bond with the State of Alabama, and to file monthly reports of fuel shipments.  GCED has obtained the required licenses and is current in its filing requirements.

Both companies will be active in both the primary and the reuse markets.   The reuse market involves the reclamation of used oil, such as motor oil, through re-refining and sale for reuse for other purposes, such as serving as a base stock for lubricating oil.

Results of Operations

Arcis was organized in July 2010 and had not commenced significant operations as of September 30, 2010.Although formed on June 7, 2006, GCED did not receive contributions from its members until November 25, 2008, when it received total capital of $1,000.  Since early in 2009, GCED has been engaged in developing its trading desk, which primarily consisted of securing the government licenses necessary to engage in interstate distribution of fuel products.  Through September 30, 2010, GCED recognized only $790 in revenue.  Under its business plan, GCED will begin generating revenues as crude and refined petroleum products are purchased under its contracts with suppliers and resold.

During the nine months ended September 30, 2010, the Company incurred costs and expenses of approximately $46,000 for professional fees, $6,000 for travel and entertainment and $35,000 for other general and administrative expenses, resulting in a net loss of $87,905 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, the Company’s net loss was $25,855.

Liquidity and Capital Resources

GCED’s operations have been funded to date by loans and capital contributions from its members, which have totaled approximately $95,000 through September 30, 2010.   Arcis had not commenced operations as of September 30, 2010, and so was not capitalized.

At the present time we have no working capital and no valuable assets to secure a lending arrangement. The opinions of the auditors on the financial statements of GCED and Arcis both express that there is substantial doubt as to whether those entities will continue as going concerns.  Initiation of our operations will depend on our ability to secure financing.

Because Arcis has an available source of credit in its joint venture with PREMI, we need only a modest amount of capital - several hundred thousand dollars - to provide the working capital that will permit us to initiate Arcis’ operations. We expect to obtain those funds by the sale of securities to our business associates.   Over the long term, however, our profitability will depend on our ability to replace the PREMI joint venture with more affordable financing.  Under the PREMI arrangement, our costs of financing will include interest at market rate, administrative costs of the letter of credit processing, plus 25% of the gross profits from each transaction - we cannot estimate the total financing cost, since we have no historical record on which to base an expectation of transaction profits, but we anticipate the cost of financing under this arrangement may be twice that paid by our larger competitors.

GCED, on the other hand, has no source of financing available to it at this time.  In order to participate in the domestic fuel market, GCED will need several million dollars of capital.  We are exploring financing opportunities currently available, but have received no commitment of funds.

Other than working capital required to fund our operations, including the costs attendant to being a public company, we have no commitments that will require expenditure of funds.  GCED is, however, party to a letter of intent to acquire the assets of EcoDomaine Refining Inc.  We have not determined whether we will pursue completion of that acquisition.  If we do, however, we will require $9.3 million for the purchase price.  Because of our lack of business history, those funds, if available, are likely to be expensive, involving secured loans at above-market rates and equity financing on terms available to start-up operations.  Completion of the EcoDomaine acquisition could, therefore, result in a substantial burden on our liquidity and results of operations for the terms of any related loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.  The material weakness identified by management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

On September 22, 2010 the Company acquired all of the membership interest in Gulf Coast Energy Distribution, LLC, an Alabama limited liability company and all of the outstanding common stock of ARCIS Energy, Inc., a Nevada corporation.  In exchange for that equity, the Company issued 13,200,000 shares of common stock to the prior owners of those entities.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals and entities that had access to detailed information about the Company and were acquiring the shares for their own accounts.  There was no underwriter.

(c)	Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 3rd quarter of 2010.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.     Other Information.

None.

Item 6.    Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCIS RESOURCES CORPORATION

Date: November 22, 2010	By: /s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr., Chief Executive Officer

By: /s/ Robert J. Calamunci
Robert J. Calamunci, Chief Financial Officer