Form 10-K
period 2010-12-31
Arcis Resources Corp
filed 2011-04-15
CIK 1465130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 333-159577

ARCIS RESOURCES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1563401
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4320 Eagle Point Parkway, Suite A
Birmingham, AL 35242
(Address of principal executive offices)

(205) 453-9650
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files.)  Yes ____  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of Company's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of June 30, 2010 (the last day of the Company’s second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no quoted market for the common stock.

As of April 14, 2011, there were 18,815,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Arcis Resources Corporation.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.                BUSINESS

On September 22, 2010, Arcis Resources Corporation (formerly known as Mountain Renewables Inc.), a Nevada corporation (the “Company”), acquired all of the outstanding common stock of Arcis Energy, Inc., a Nevada corporation (“Arcis Energy”), and all of the membership interest in Gulf Coast Energy Distribution, LLC, an Alabama limited liability company (“GCED”), pursuant to a Stock Purchase Agreement entered into by these parties on July 21, 2010.  The acquisition is referred to herein as the “Share Exchange.”  Arcis and GCED were organized to engage in the business of acquiring, trading and distributing fuel oil and other petroleum products.

Arcis Energy and GCED are both development stage companies.  Arcis Energy was organized in July 2010, and has not generated any revenues to date.  GCED was organized in 2006, but did not initiate business until 2009, and has not generated any significant revenue to date.  The two companies were organized to serve as the fuel distribution component of a network of affiliated industrial service companies that are controlled by either GSA International Group, Inc. (“GSAI”) or Kenneth and Deborah Flatt and Trevis Lyon.  For purposes of this discussion, we will refer to these companies as the GFL Group.  Members of the GFL Group are related to each other by common ownership - the majority owner of each is one of the Company’s principal shareholders.  They also share office facilities, staff and management, and have in the past jointly pursued business opportunities.  GCED and Arcis Energy provide the GFL Group the benefits of participation in the fuel trading industry, including market access for clients seeking to acquire or dispose of fuel supplies.  Other members of the GFL Group include:

•	GSA Energy, LLC (“GSAE”), a Florida limited liability company controlled by GSAI;
•	GSA Capital, LLC (GSAC”), a Florida limited liability company controlled by GSAI;
•	American Plant Services, LLC (“APS”), an Alabama limited liability company, 95% of which is owned by Kenneth and Deborah Flatt and Trevis Lyon; and
•	Mobile Fluid Recovery, Inc. (“MFR”), an Ohio corporation, 85% of which is owned by APS.

The GFL Group is a global environmental and energy services enterprise providing innovative products, services and solutions to customers worldwide.  GFL Group’s diversified business strategy includes a strong global reach combined with versatile local presence.  All of the Group’s services are carried out with an environmentally sensitive approach to the future.  It operates established businesses in the following areas:

•
Cleaning, environmental, painting and sandblasting services for industrial and municipal entities, including vacuum truck and hydro blasting services, hydro excavation services, and sewer and drain line cleaning services;

•	Recycling services, including separation of oil and water and reuse of the oil;

•	Eliminating hazardous waste classification by removing free liquids from rags, wipers, booms and absorbents at the site of the generator; and

•	Providing reusable absorbent systems.

Noteworthy among the Group’s services is APS’s Emergency Response Spill Cleanup Service, which provides round-the-clock response to industrial environmental crises such as line breaks, tank overflows, or waterway soilage.  APS remediates such problems by containing and cleaning up the spills and coordinating disposal of waste materials.  The combination of APS’s cleanup services with MFR’s technology for utilizing absorbent systems in cleanup activities has attracted particular interest.  Clients include fuel service companies, chemical manufacturers, and municipal sewage agencies.

The members of the GFL Group have more than $9 million in assets and equipment and 130 full-time employees.  Collectively, they had achieved a 35% compound annual growth rate.  We expect that the success and size of these affiliated businesses will enable Arcis Energy and GCED to present themselves as attractive counterparties in the oil trading business.  Our long-term plan is that the Company will, first, acquire APS and MFR, then expand to be a holding company for a number of interrelated entities that will provide services to, in particular, the fuel and chemical industries and municipalities.  As described below, the Company has negotiated an agreement to obtain control of APS and MFR.  If those acquisitions are completed, the Company will be able to present itself to industry and investors as a green energy environmental company, pointing in particular at its involvement in resale of fuel that has been extracted by APS and MFR in connection with cleanup services.  We believe that classification as a green energy company will assist the Company in attracting publicity and investment that is focused on the environment.  Because those acquisitions are subject to certain conditions described below, there is no assurance that the acquisitions will, in fact, occur.  If, for some reason, we are unable to complete those acquisitions, we will seek for other existing businesses that are compatible with our long-term plan to develop a multi-faceted industrial services enterprise.

Organization of Arcis Energy and GCED

Arcis Energy was organized to engage in the international fuel trade.  GCED was organized to engage in the domestic fuel trade, including transfer of oil and refined petroleum products.  Prior to the Share Exchange, certain members of the GFL Group assigned to Arcis Energy certain core contracts that will enable it to initiate the business of fuel trading.  Primary among the assigned contracts were:

•	Contract dated July 7, 2010 with Bashkir Fuel Company providing for the sale by Bashkir Fuel to Arcis Energy of 15,000 metric tons of Kazakhstan fuel oil (grade GOST 10585-99) per month.

•	Contract dated July 7, 2010 with Bashkir Fuel Company providing for the sale by Bashkir Fuel to Arcis Energy of 15,000 metric tons of Kazakhstan fuel oil (grade GOST 305-1982) per month.

•
Joint Venture Agreement dated April 27, 2010 with Premier Investment Group, Inc. (“PREMI”) providing that PREMI will make a deposit of one billion Euros to collateralize letters of credit to finance trading of oil and other physical commodities by Arcis Energy.

Both Arcis Energy and GCED plan to engage in the acquisition, sale and trading of the full spectrum of petroleum products, from crude oil refinery feed stocks to refined products, including base oils, biofuels, bunker fuels, fuel oils, gasoil, kerosene/jet fuel, marine gasoil, and diesel motor gas and naphtha, with an emphasis in the mid-distillates markets.  They will be primarily active in physical oil trading, including transportation by vessel, pipeline, railcar, and truck.  Arcis Energy will operate internationally, and GCED will trade only within North America.

Both companies plan to be active in both the primary and the reuse markets.   The reuse market involves the reclamation of used oil, such as motor oil, through re-refining and sale for reuse for other purposes, such as serving as a base stock for lubricating oil.  Arcis Energy and GCED will be able to obtain used oil that may be reclaimed and recycled from other members of the GFL Group.  For example, during 2010 APS was recycling oil collected by booms designed to clean up the BP spill in the Gulf Coast, as well as recycling oil from other clients.  The reclamation and resale of used oil can provide our customers with significantly higher margins than purchase and resale of oil in the primary markets.

Acquisition Agreement

On February 7, 2011, the Company entered into an Exchange Agreement for the purpose of acquiring APS and MFR.  The counterparties to the Exchange Agreement are (a) the members of APS, who are Kenneth A. Flatt, Jr., Deborah K. Flatt, Trevis Lyon and James E. Goins, and (b) the shareholders of MFR, who are, in addition to APS, Clifford Briggs and David Briggs.  Kenneth A. Flatt, Jr., Deborah K. Flatt and Trevis Lyon are the members of the Company’s Board of Directors.

The Exchange Agreement provides that a closing will occur when the following conditions have been satisfied:

•	the financial statements of APS have been audited;

•	the parties have completed satisfactory due diligence;

•	APS shall have elected to be taxed as a corporation;

•	there shall be held in escrow at least $500,000 in net proceeds from the sale of securities by the Company; and

•	other customary conditions to closing.

At the closing, the Company will acquire all of the membership interest in APS and all of the capital stock of MFR that is not owned by APS.  In exchange for those equity interests, the Company will issue 8,800,000 shares of its common stock to the counterparties and shall also pay $500,000 to Messrs. Flatt, Lyon and Goins.

After completion of the acquisition, the Company will have the following obligations:

•
the Company will be required to provide sufficient additional compensation to Mr. Flatt to offset any expense that he may incur by reason of a promissory note in an amount of approximately $3.6 million that he will deliver to APS (the note bearing interest at 3.5% per annum, with two percent of principal payable every three years and the balance due in fifteen years); and

•
the Company will undertake to relieve Kenneth A. Flatt, Jr. and Deborah K. Flatt from liability under personal guarantees they have given to secure approximately $6.5 million       in debt owed by APS.  To the extent that the guarantees are not released within 180 days after the closing date, the Company shall be obliged to issue up to two million shares of common stock to the Flatts, the number of shares being determined by the amount of unreleased guarantees at the closing date and on the 90th and 180th days after the closing date.

Arcis Energy, Inc.

Arcis Energy was organized as a Nevada corporation on July 23, 2010.  Arcis Energy will act as the non-North American energy marketing, sales and trading subsidiary of the Company.  In anticipation of the transfer of Arcis Energy to the Company, members of the GFL Group transferred certain contracts providing for the sale and delivery of fuel oil from countries such as Russia, Kazakhstan, Saudi Arabia and India.  Deliveries have not yet begun under these contracts.  Arcis Energy will finance the purchases through credit instruments issued by virtue of the joint venture with PREMI described below.  At the same time, Arcis Energy will establish counterpart agreements with customers for the fuel oil.  Agreements for the sale of the fuel oil are not yet in place.

The supply contracts assigned to Arcis Energy typically provide for the delivery of a minimum metric tonnage of specified types of fuel oil at transportation points in Russia or Kazakhstan.  The price paid by Arcis Energy for the oil will be determined by an average of market quotes, less a discount, or will be set at a fixed rate by negotiation between the parties.  Generally, the contracts have a term of 13 months or less. The obligations of the sellers are subject to force majeure events, including changes of law. The contracts generally are governed by either Russian or Kazakhstan law and enforceable only in the courts or arbitration tribunals of those countries. If the deliveries of oil were disrupted due to a force majeure event or the supplier failed to perform for other reasons, Arcis Energy could incur substantial losses as it was forced to enter the fuel market in order to fulfill its delivery obligations.  Enforcement of the contractual obligations of suppliers could prove difficult under foreign law and in foreign forums.  Also, as these contracts are terminated or expire periodically, we may not be able to renegotiate, extend or replace these contracts, and the terms of any renegotiated contracts may not be as favorable as the existing contracts.

Our ability to compete among the fuel industry giants will depend on the relationships we develop with sources of fuel.  During the past few years, the current management of Arcis Energy has developed relationships with government officials and fuel suppliers in the Republic of Bashkortostan in the Russian Federation.  Through those relationships, they have developed further relationships with fuel sources in Kazakhstan.  Those relationships enabled us to negotiate the supply contracts identified above directly with key refineries for the product we wish to acquire and for the transport, storage and loading of the product.  The supply capabilities provided by these contracts start at 15,000 tons per month and can expand to 75,000 tons per month into 2011.  We are also currently developing similar relationships in the Kingdom of Saudi Arabia, and have initiated the process of registering there as a wholesaler.

Immediately prior to the Share Exchange, GSAC, a wholly owned subsidiary of GSAI, transferred to Arcis Energy the benefit of its joint venture agreement with Premium Investment Group Inc. (“PREMI”), dated April 27, 2010.  Under this agreement, PREMI agreed to hypothecate 1,000,000,000 Euros to an Arcis Energy account at ABN AMRO to be used as collateral for credit instruments, such as letters of credit.  The credit instruments will be available for the acquisition of liquid natural gas, crude oil and petroleum products and derivatives.  Arcis Energy will provide its expertise in the acquisition and sale of physical commodities to the joint venture.  For 13 consecutive periods of 30 days, PREMI, in exchange for funding the deposit, will be allocated 25% of each item of income, gain, loss or deduction (net of costs, including commissions paid by the joint venture and financing expenses) on commodity transactions closed by the joint venture.  Arcis Energy will receive the remaining 75% of profit and loss charges.  If PREMI does not receive any revenue within 90 days of acceptance by Arcis Energy’s financial institution or in any consecutive 30 day period thereafter, PREMI can terminate the agreement. All decisions regarding the joint venture will be the joint responsibility of representatives of Arcis Energy and PREMI. Either party may terminate the agreement on thirty days notice.  If PREMI were to terminate the agreement, Arcis Energy would be unable to finance its fuel trades unless and until it secured a replacement lender.

Gulf Coast Energy Distribution, LLC

GCED was organized for the purpose of engaging in the alternative fuel business on June 7, 2006, but was substantially inactive until 2009.  During the past two years, GCED has been active in developing a full purpose trade desk for the physical fuel market, primarily in the United States.  GCED has secured both federal and state licenses that permit it to distribute various types of fuel, including bio-fuel nationwide.  GCED is able to import, export, purchase directly from refineries, and blend, store and ship via the pipeline system in the United States.  It will also be active in arranging transportation of fuel by vessel, railcar and truck.  GCED has developed a trading desk with significant logistical capabilities in the marketing, sale and delivery of physical crude oil and refined petroleum products in North America.  GCED has established contacts with potential clients in the aviation, energy and utilities, paper, concrete, manufacturing and transportation industries, as well as in retail and wholesale distribution.

GCED is currently party to one contract that will facilitate its entry into the energy trading business.  That contract is an Engagement Letter with Jet Exclusive Aviation LLC (“JEA”) signed on September 23, 2009.  The agreement contemplates that GCED, acting as title agent on a non-exclusive basis, will utilize its expertise, resources, licenses and excise tax status to arrange for the purchase of five million barrels of aviation kerosene (or jet fuel) from JEA.   JEA will pay GCED a fee of $.75 per barrel sold.  The agreement will remain in effect until the five million barrels are sold, although either party may terminate the agreement on 30 days notice.

In February 2010 GCED executed a non-binding letter of intent with EcoDomaine Refining Inc. to acquire certain assets used in EcoDomaine’s Green River Refining production and development business.  The Company’s management is continuing to review the benefits and costs that might arise from the transaction, and we are uncertain at this time whether the transaction will be completed. If the arrangement is reduced to a formal contract and completed, the assets acquired by GCED will include:

•	the facilities, equipment, permit rights and existing contracts, subject to any obligations;
•	the fixed assets of the business;
•	any and all customer lists; and
•	the associated goodwill.

The contemplated purchase price is $9.3 million with an extended profit sharing arrangement of between $1 million and $3 million based on a percentage of future profits.  In order to fund the acquisition, we would have to seek a combination of secured bank financing and capital raised through the sale of the Company’s equity.  We are, at present, uncertain if either component of the required finance package would be available on favorable terms.  If the arrangement with EcoDomaine Refining is brought to completion, the business of GCED will expand from its current focus on fuel trading into fuel production activities.

Government Regulation

All of the activities of Arcis Energy will be carried out in the international market. Therefore Arcis Energy will not require any special licensing nor be subject to any special reporting requirements relating to its business.   GCED, on the other hand, is located in Birmingham, Alabama, and will be engaged in the interstate distribution of fuel products.  For that reason, GCED is required to hold a 637 License from the Internal Revenue Service and to file monthly reports of the shipments of fuel that it arranges.  GCED is also required to obtain a Motor Fuel License from the State of Alabama, to post a bond with the State of Alabama, and to file monthly reports of fuel shipments.  GCED has obtained the required licenses and is current in its filing requirements.  At present, there is no material cost resulting from our regulatory obligations, as we have no shipments to report to date.  In the future, the cost of regulatory compliance will add to our general and administrative expense, although we cannot at this time predict the size of the expense, as it will depend on the level of operations that we achieve.

Competition

We face intense competition in our supply, distribution and marketing activities and anticipate that this competition will increase.  Our competitors include pipeline companies, the integrated oil companies, their marketing affiliates, independent gatherers, investment banks, hedge funds and independent brokers and marketers of widely varying sizes, financial resources and experience.  The capital resources of many of these competitors will far exceed our own.  We compete with national, regional and local resources many times larger than ours and having greater access to supplies of petroleum products.  Although a significant number of competitors, particularly mid-sized firms, failed or otherwise, left the industry as a result of the recent global capital crisis, an increase in competition in our markets could arise from new ventures or expanded operations from existing competitors. Our plan is to compete by developing personal relationships with smaller suppliers of fuel to the domestic and international market, offering them better terms and more flexible delivery and payment conditions than they customarily achieve from the larger participants in the market.  We cannot predict whether this approach will bring us success, as we have not yet initiated deliveries.

Employees

  At the present time, GCED has three employees, who are the officers of the Company.   Arcis Energy has two employees at present, who are the officers of Arcis Energy.  All work performed to date has been performed by those officers or by affiliates of our principal shareholder, GSAI, or by consultants who were retained on a project or month by month basis.  We intend to increase our staff in the near future.

ITEM 1A.             RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Our business and operations are newly established.  Unless we effectively manage our growth, we may not be profitable and may fail.

 Both the Company and its subsidiaries, Arcis Energy and GCED, were recently formed.  They are all in the development stage, and none of them has any significant operations.  Arcis Energy has not generated any revenue; GCED had generated only $790 in revenue as of December 31, 2010.   The opinion of the auditors on our financial statements express that there is substantial doubt as to whether those entities will continue as going concerns.

Our business plan contemplates the initiation of operations by ARCIS and a major expansion of the operations carried on by GCED.  If this growth is not effectively managed, it may have a substantial negative impact on our operations and profitability.  Also, improvement will be needed in our operational, financial and management controls and our reporting systems and procedures.  Due to the complexity of, and intense competition in, this business, we are likely to face many challenges, some of which are not foreseeable.  Obstacles may occur in locating a continued supply of oil and petroleum products and marketing these products to users.  If an ongoing source of financing is not available, the ability to continue ongoing operations could be compromised.

Oil trading is an extremely risky business, and substantial losses may be incurred that could lead to a total loss of investment.

Trading of oil and related petroleum products involves an unusually high degree of business risk.  We will face intense competition, changing business and economic conditions, or other developments that may adversely affect our performance.  In making decisions, we will have to make projections concerning the performance of the markets.  These projections will be subject to a high degree of uncertainty and to factors beyond our control.  Many other organizations engaged in oil trading have incurred substantial losses or have lost the ability to finance their operations and, as a result, have been forced to leave the business and liquidate. If we are not accurate in our expectations regarding the markets for fuel products, we may incur significant financial losses, and our business could fail.

Arcis Energy’s suppliers are located outside the United States. Our sources may be disrupted due to regulation, trade restrictions, political instability, threats of war or actual war, revolution, acts of terrorism, natural disasters, pandemics and weather conditions.

Presently, our suppliers are located in Russia and Kazakhstan.  Restrictions or regulations imposed by these countries may materially reduce our ability to purchase oil and related products.  Significant increases in energy prices could result in government imposed price controls.  Rumors or threats of war, actual conflicts, and military or trade disruptions may result in delays or losses in the delivery of supplies and adversely affect our operations.  Strategic targets such as energy-related assets may be at greater risk of future terrorist attack than other types of business operations.  A material decline in product supplies could also be caused by natural disasters, a pandemic or other widespread health crisis, and weather conditions.  Any one or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

The Company intends to balance its purchase and sale contracts.  If the Company has relied on a source of supply in entering into a contract for the sale of the oil and the source fails for any reason, the Company could be forced to purchase oil on the open market at then prevailing prices.  If the price has materially increased over the sales contract price, we could incur very substantial losses that could cause the Company to fail.

The oil and petroleum product markets are volatile, with widely fluctuating prices, which may adversely affect the price of the commodities that we have acquired.

Our future revenues and trading profits will depend substantially on the prices we receive versus the prices we have paid and the cost of transportation.  Prices for oil and related products have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to any of the following factors:

$	relatively minor changes in the domestic and foreign supply of, and demand for, oil;
$	market uncertainty;
$	political conditions in international oil producing regions;
$	lack of consumer demand;
$	weather conditions and natural disasters;
$	domestic and foreign taxes and regulation of production and transportation;
$	government or privately sponsored oil and fuel conservation efforts;
$	technological advances in fuel economy;
$	price and availability of alternative fuels; and
$	general economic conditions.

It is impossible to predict future oil price movements on a consistent basis.  If we are unable to respond to the above factors and manage unexpected price changes, our profitability will be adversely affected and we could incur losses.

Competition from companies that have their own sources of supply or have greater financial resources could materially affect our business, financial condition and results of operations.

We will compete on a global basis with a number of integrated oil companies and their marketing affiliates who have their own sources of supply.  We rely primarily on purchasing products from unaffiliated sources.  Because of their integrated operations and larger capitalizations, these companies have an advantage in responding to volatile industry or market conditions.  We also compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the energy requirements of customers. In addition, competitors may have additional markets for the sale of oil products, such as retail outlets.

Many competitors have substantially greater financial resources than we have or are likely to have.  Such competitors have a greater ability to bear the economic risks inherent in the industry.  The actions of our competitors could lead to lower prices or reduced margins for the products that we purchase, sell and trade, which could have an adverse affect on our business, financial condition and results of operation.

Because we will be dealing with, and receiving services from other members of the GFL Group, our management will have conflicts of interest.

Our business plan is designed to permit us to take advantage of affiliation with the other members of the GFL Group.  We expect to purchase used oil from APS and MFR.  And we expect to utilize the personnel and facilities of those companies and their affiliates.  Our majority shareholder has the controlling interest in some of these affiliates, others are owned by our officers and directors.  For that reason, our management will have conflicts of interest in determining the proper relationships between our subsidiaries and their affiliates, including issues of pricing, supply priority, allocation of personnel and other resources, and the like.  The results of their decisions could be less advantageous to the Company that would similar transactions carried out on an arm’s length basis.  Pricing on affiliate transactions, for example, could favor the affiliates in the GFL Group other than the Company, Arcis Energy and GCED and disadvantage us, resulting in losses.

We will be exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

We anticipate that we will have various credit terms with our customers who will have various degrees of creditworthiness. We will not always be able to detect deterioration in their creditworthiness or overall financial condition, which could expose us to an increased risk of nonpayment or other default under our contracts.  In the event that a material customer or customers default on their payment obligations to us, this could materially adversely affect our financial condition and may cause the Company to fail.

Mobile Fluid Recovery, Inc., which is expected to be a source of used oil for resale by GCED, may not continue to have the current supply of used oil suitable for reclamation.

MFR, which is one part of the GFL Group, utilizes a proprietary technology to extract oil from oil/water composites.  For example, in 2010 MFR assisted in the project to mitigate the effects of the Gulf Coast oil spill.  MFR holds two patents and has applied for an additional patent on this process.  Nevertheless, new and superior methods may ultimately be developed.  In addition, the opportunities for use of the technology may be reduced, if the oil industry improves its vigilance against spills.  The reduction or elimination of this source of reused oil could deprive GCED of the benefit of the reclamation and resale transactions.  This could have a significant negative effect on the Company’s financial results, as these resale transactions often provide higher margins than trading in the primary markets.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                DESCRIPTION OF PROPERTY

The offices of the Company and GCED are located at 4320 Eagle Point Parkway, Suite A, Birmingham, Alabama 35242.  GCED shares offices with American Plant Services, LLC.  The Company and GCED have independent phone lines, but there is common use of receptionists, administrative staff and office equipment.

The offices of Arcis Energy are located at 777 Harbor Isles Place, Palm Beach Gardens, Florida 33401.  Arcis Energy shares offices with GSA International Group, Ltd.  Arcis Energy has an independent phone line, but there is common use of receptionists, administrative staff and office equipment.

We expect that our current facilities will be adequate for our operations for the foreseeable future.

 ITEM 3.              LEGAL PROCEEDINGS

None of the Company, ARCIS or GCED is party to any material legal proceedings.

ITEM 4.                RESERVED

PART II

ITEM 5.                MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The first public trade of the Company’s common stock occurred in August 2010.  Prior to that date there was no public market for our common stock.   Our common stock is now listed for quotation on the OTC Bulletin Board under the symbol “ARCS.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Quarter Ending	High	Low
September 30, 2010	$ 1.00	$ 1.00
December 31, 2010	$ 3.50	$ .25

(b) Shareholders

There are approximately 34 shareholders of record of our common stock as of the date of filing of this Report.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

Arcis Resources Corporation did not effect any unregistered sales of equity securities during the 4th quarter of 2010.

(f)  Repurchase of Equity Securities

Arcis Resources Corporation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Neither of our two subsidiaries had initiated its business plan during 2010.  Arcis Energy was organized in July 2010 and had not commenced revenue-producing operations as of December 31, 2010.Although formed on June 7, 2006, GCED did not receive contributions from its members until November 25, 2008, when it received total capital of $1,000.  Since early in 2009, GCED has been engaged in developing its trading desk, which primarily consisted of securing the government licenses necessary to engage in interstate distribution of fuel products.  Through December 31, 2010, GCED recognized only $790 in revenue, and that was a one-time commission on business incidental to its operations.  Under its business plan, GCED will begin generating revenues as crude and refined petroleum products are purchased under its contracts with suppliers and resold.

During the year ended December 31, 2010, the Company incurred costs and expenses of approximately $118,523 for professional fees, $5,059 for travel and entertainment and $31,676 for other general and administrative expenses, resulting in a net loss from operations of $154,468.  After deducting interest expense of $1,304, the Company recorded a net loss of $155,772 for the year ended December 31, 2010.  During the year ended December 31, 2009, the Company’s net loss was $38,365.

Liquidity and Capital Resources

At the present time we have no working capital and no valuable assets to secure a lending arrangement. The opinion of the auditors on our financial statements as of December 31, 2010 expresses that there is substantial doubt as to whether the Company will continue as going concerns.  Initiation of our operations will depend on our ability to secure financing.

In order to commence domestic fuel trading operations, GCED will require at least $500,000 to finance the purchase of fuel.  We are currently exploring sources for those funds, but have not yet secured a commitment for the necessary financing.  To obtain those initial funds, we plan to issue convertible debt instruments.  Upon receipt of that initial funding, we will be able to engage in trading.  Our trading operations, however, will require the full time attention of a number of traders and administrators.  The gross profit generated by our initial trading activities is unlikely to be sufficient to cover the direct and indirect costs of these personnel as well as the additional personnel who will be engaged in securing additional financing and developing the relationships necessary in order to expand GCED’s trading operations.

In order to enter into the fuel trading business at a level that can result in net profits for the company, GCED will need at least $10 million in available funds.  Our plan is to secure that funding in 2011 through the sale of debt and/or equity securities, and through joint ventures with investors wishing to participate in the fuel trading business in this fashion.  If we are able to secure funding at that level, we will then be able to leverage our equity by using short-term secured debt financing to purchase fuel products for resale.  We are currently exploring a number of possible sources for this second level of financing, but have not secured any firm commitment.  If we are unable to secure the financing necessary for GCED to become independently viable as a fuel trader, we will limit its operations to providing support for the fuel spill remediation services of its affiliates, APS and MFR - namely, resale of spilled fuel recaptured through the cleanup processes provided by those companies.  We believe those services could be provided with only one dedicated GCED employee, and so could yield a modest profit to the overall Company.

Because Arcis Energy has an available source of credit in its joint venture with PREMI, we need only a modest amount of capital - several hundred thousand dollars - to provide the working capital that will permit us to initiate Arcis Energy’s operations. We are currently exploring opportunities to secure those funds.  Over the long term, however, our profitability will depend on our ability to replace the PREMI joint venture with more affordable financing.  Under the PREMI arrangement, our costs of financing will include interest at market rate, administrative costs of the letter of credit processing, plus 25% of the gross profits from each transaction - we cannot estimate the total financing cost, since we have no historical record on which to base an expectation of transaction profits, but we anticipate the cost of financing under this arrangement may be twice that paid by our larger competitors.

Our expansion plans will require funds in addition to the working capital required to fund our current operations.  We are party to an agreement to acquire American Plant Services, LLC and Mobile Fluid Recovery, Inc.  To close that acquisition, we will be required to pay $500,000 as the cash portion of the purchase price.  Expansion of the operations of those entities will require additional capital as well.

In addition, GCED is party to a letter of intent to acquire the assets of EcoDomaine Refining Inc.  We have not determined whether we will pursue completion of that acquisition.  If we do, however, we will require $9.3 million for the purchase price.  Because of our lack of business history, those funds, if available, are likely to be expensive, involving secured loans at above-market rates and equity financing on terms available to start-up operations.  Completion of the EcoDomaine acquisition could, therefore, result in a substantial burden on our liquidity and results of operations for the terms of any related loans.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010 there was one estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results.  That was:

•
Our determination, detailed in Note 3 to the Financial Statements, to record a 100% valuation allowance with respect to our deferred tax assets.  The determination was based on our uncertainty as to whether the Company will realize sufficient taxable income in the future to take advantage of the deferred tax assets.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arcis Resources Corporation

We have audited the accompanying consolidated balance sheets of Arcis Resources Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009. Arcis Resource Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arcis Resource Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, and its current liabilities exceed its current assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2011

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$4,386	$13,921
Receivable due from related party	29,400	-
Prepaid expenses	6,694	100
Total current Assets	40,480	14,021

TOTAL ASSETS	$40,480	$14,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$47,214	$443
Notes Payable	21,160	-
Payable to related party	5,600	-
Capital stock to be issued	108,700	-

Total current liabilities	182,674	443

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share; 200,000,000 shares authorized, and 18,815,000 shares issued and outstanding
at December 31, 2010 and 2009 respectively.	18,815	18,815
Additional paid-in capital	33,128	33,128
(Accumulated deficit) during the development stage	(194,137)	(38,365)

Total stockholders' Equity (Deficit)	(142,194)	13,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,480	$14,021

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			June 7, 2006
			(Date of Inception)
	2010	2009	to September 30, 2010

REVENUES
Net sales	$790	-	$790
Cost of Sales	-		-
Gross Income	790	-	790

COSTS AND EXPENSES
Selling, general and administrative	155,258	38,365	193,623
Total costs and expenses	155,258	38,365	193,623

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(154,468)	(38,365)	(192,833)

Interest expense	1,304	-	1,304

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(155,772)	$(38,365)	$(194,137)

PROVISION FOR INCOME TAXES	-	-	-

NET (LOSS)	$(155,772)	$(38,365)	$(194,137)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	18,815,000	18,815,000
The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, June 7, 2006 (Date of Inception)	-	$-	$1,000	$-	$1,000

Balance, December 31, 2008	-	-	1,000	-	1,000

Contributions	-	-	50,943	-	50,943
Effect of recapitalization and merger	18,815,000	18,815	(18,815)	-	-
Net loss	-	-	-	(38,365)	(38,365)

Balance, December 31, 2009	18,815,000	18,815	33,128	(38,365)	13,578

Net loss	-	-	-	(155,772)	(155,772)

Balance, December 31, 2010	18,815,000	$18,815	$33,128	$(194,137)	$(142,194)

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
(F/K/A MOUNTAIN RENEWABLES INC AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			June 7, 2006
			(Date of Inception)
	2010	2009	to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(155,772)	$(38,365)	$(194,137)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,594)	(100)	(6,694)
Increase in receivable from related party	(29,400)		(29,400)
Increase in accounts payable	43,250	443	43,693
Increase in accrued expense	24,681		24,681
	-	-	-

Net cash (used in) operating activities	(123,835)	(38,022)	(161,857)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock to be issued	108,700	-	108,700
Proceeds from related party, net of payments	5,600	-	5,600
Capital contributions	-	51,943	51,943

Net cash provided by financing activities	114,300	51,943	166,243

NET INCREASE (DECREASE) IN CASH	(9,535)	13,921	4,386

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,921	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,386	$13,921	$4,386

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES:
Conversion of accrued compensation to notes payable	$21,160	$-	$21,160

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies

Organization of Business

Arcis Resources Corporation (the “Company”) was incorporated in Nevada on March 27, 2008 under the name “Mountain Renewables, Inc.”  Effective on November 15, 2010, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation. The amendment changed the name of the corporation to “Arcis Resources Corporation.”
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

The Company has authorized capital stock of 200,000,000 capital shares, consisting of 200,000,000 shares of Common Stock, $.001 par value. Before the Share Exchange, there were 13,615,000 shares outstanding, of which Bristlecone Associates, LLC, a Colorado limited liability company (“Bristlecone”), held 6,000,000 (44.0%) and Richard Giannotti owned 4,030,000 shares (29.6%). As a condition to the Share Exchange, Bristlecone surrendered 4,500,000 shares and Mr. Giannotti surrendered 3,500,000 shares, reducing the outstanding shares to 5,615,000. Immediately after the Share Exchange, there were 18,815,000 shares outstanding, of which Bristlecone held 1,500,000 shares (8.0%) and Mr. Giannotti held 530,000 shares (2.8%).

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

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (GAAP).

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Arcis Energy, Inc. and Gulf Coast Energy Distribution, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in deposits and all highly liquid debt instruments with an original maturity of three months or less.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) 104.  Sales and service revenue is recognized at the date of shipment, or completion of services rendered, to a customer when a formal arrangement exists, the price is fixed or determinable, the delivery or service is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition are recorded as customer deposits.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of $155,772 during the year ended December 31, 2010, and a loss from operations of $194,137 since the date of inception, June 7, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to raise additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities.  There is no guarantee, however, that management will be able to secure sufficient financing to sustain the operations of the Company or that operations will become self-sustaining.  In the absence of one of those accomplishments, the Company would likely be forced to liquidate.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Recent Accounting Pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.
Fair Value Measurements.

The FASB’s Accounting Standards Codification defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:
Level 1 – Quoted prices for identical instruments in active markets.
Level 2 – Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Fair Value of Financial Instruments.

The carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short term maturities.  The carrying values of the Company’s notes payable approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of $.001 par value common stock.  Dividends may be paid on outstanding shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

During the year ended December 31, 2010, the Company received $108,700 for its common stock. The stock has not yet been issued, and, accordingly, is a liability on the balance sheet as "Capital Stock to be Issued".

In November 2010 the Company entered into an agreement to engage a individual as its chief financial officer.  The agreement contemplated that the Company would issue 100,000 shares of its common stock in compensation for services.  In March 2011 the Company terminated the individual from his position as chief financial officer, and rescinded the agreement to issue shares.  No reserve or accrual has been made for the unissued shares.

Note 3 - Income Taxes

The Company accounts for income taxes under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary difference between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As a result of the Company incurring net losses, an income tax benefit in the form of net operating loss carry-forwards have been generated for the years ended December 31, 2010 and 2009.  The potential future benefit from income taxes arising from operations for the years ended December 31, 2010 and 2009 consist of the following:

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 3 - Income Taxes (Continued)
	2010	2009
Current:
Federal	$-	$-
State
Deferred:
Federal	52,452	13,044
	52,452	13,044
Increase in valuation allowance	(52,452)	(13,044)
Income tax benefit	$0	$0

The effective tax rates differ from the statutory rates for 2010 and 2009 primarily due to the following:

	2010		2009
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Federal income tax liability (benefit)	$(52,792)	-34%	$(13,044)	-34%
State income tax liability (benefit)
Permanent Difference	340	0%	-	0%
Change in Valuation Allowance	52,452	34%	13,044	34%
	$(0)	0%	$(0)	0%

Permanent differences consist primarily of disallowed travel, meal and entertainment expenses.

The Company’s net deferred tax assets consist primarily of net operating loss carry-forwards.  At December 31, 2010, the Company had federal net operating loss carry-forwards totaling approximately $192,600 which may be used to offset future taxable income.  These net operating loss carry-forwards expire over various years through 2024.  The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.  As of December 31, 2010 and 2009, the Company has determined that due to the uncertainty regarding its future profitability, a full valuation allowance is required for deferred tax assets.  Net deferred tax assets and liabilities are comprised of the following as of December 31, 2010 and 2009:

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 3 - Income Taxes (Continued)

	2010	2009
Deferred Tax assets:
Current	$-	$-
Non-current	65,497	13,044
Less valuation allowance	(65,497)	(13,044)
Net deferred tax asset	$-	$-

The federal and states of Florida and Alabama are the significant tax jurisdictions where the Company files income, franchise and gross receipts tax returns as required.  There are currently no on-going examinations of tax returns by federal and state tax authorities.

Note 4 - Short-term Loans

The short-term loans include the following:
		As of December 31,
		2010	2009
a.	Promissory Note payable dated 7/14/10. Three month maturity; 14% annual interest	$2,500	--
b.	Promissory Note payable dated 7/21/10. Three month maturity; 14% annual interest	$6,160	--
c.	Promissory Notes payable dated 6/21/10 ($2,500), 7/2/10 ($7,500) and 7/14/10 ($2,500). Three month maturity; 14% annual interest	$12,500	--
	Total	$21,160	--

$1,266 of interest was accrued as expense for the year ended December 31, 2010.  All of the above notes are in default and will continue to accrue interest until the debt is settled.

Note 5 - Related Party Transactions

At December 31, 2010 the Company had an outstanding loan to a related party.

		As of December 31,
		2010	2009
a.	Loan to American Plant Services, LLC (entity under common control) for working capital. Due on demand without interest	$29,400	--
	Total Loans to Related Parties	$29,400	--

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 5 - Related Party Transactions (Continued)

At December 31, 2010 the Company had an outstanding loan due to a related party.

		As of December 31,
		2010	2009
a.	Loan from GSA International Group, Ltd. (majority shareholder) for working capital. Due on demand without interest	$5,600	--
	Total Related Party Obligations	$5,600	--

Note 6 - Commitments and Contingencies

The Company is party to employment agreements with three of its executive officers and with two employees of its subsidiary, Arcis Energy, Inc.  The five agreements provide for salaries totaling $930,000 to commence on January 1, 2011.  In the event that the Company obtains $15 million in proceeds from the sale of securities, the aggregate salaries will increase to $1,660,000.  The agreements also provide for the grant of options to purchase 2,000,000 shares of common stock at $.30 per share to become effective on the closing date of the acquisition of APS and MFR discussed in Note 7 below.

Note 7 - Subsequent Events

Acquisition Agreement

On February 7, 2011, the Company entered into an Exchange Agreement with the members of American Plant Services, LLC (“APS”) and the shareholders of Mobile Fluid Recovery, Inc. (“MFR”).  The Agreement provides that a closing will occur when the following conditions have been satisfied:

•	the financial statements of APS have been audited;
•	the parties have completed satisfactory due diligence;
•	APS has elected to be taxed as a corporation; and
•	there is held in escrow at least $500,000 in net proceeds from the sale of securities by the Company.

At the closing, the Company will acquire all of the membership interest in APS and all of the capital stock of MFR that is not owned by APS.  In exchange for those equity interests, the Company will issue 8,800,000 shares of its common stock to the counterparties and will also pay a total of $500,000 to the sellers.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.             CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified is subsection (c) of this Item.  Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

(b)            Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting:

a.            Deficiencies in Internal Control Structure.  The operations of the Company were only consolidated into one company in September 2010.  The Company’s focus, since then, has been on securing the financing necessary to initiate revenue production.  Management has not yet established thorough-going internal controls procedures governing each of the Company’s subsidiaries.  At the end of March 2011, however, the Board engaged a new Chief Financial Officer, and charged him with responsibility for establishing a system of internal controls appropriate for a public company.

b.           Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Our plan is to expand our accounting operations as the business of our company expands.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company and the key officers of its subsidiaries are:

Name	Age	Positions with the Company	Director Since
Kenneth A. Flatt, Jr.	42	Chief Executive Officer, Director	2010
Trevis M. Lyon	33	Chief Operating Officer, Director	2010
Deborah K. Flatt	38	Secretary, Treasurer, Director	2010
Robert J. Fanella	60	Chief Financial Officer	--
Robert DiMarco	44	President - Arcis Energy, Inc.	--

All directors will hold office until their successors have been duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with the Company’s charter and by-laws.  Officers serve at the discretion of the Board of Directors.

Kenneth A. Flatt is our Chief Executive Officer.   Mr. Flatt has also been elected to serve as a member of our Board of Directors, in order to provide the Board the benefits of his experience in managing the growth of two businesses from start-up to stability. Mr. Flatt began his career in 1986 as an operations manager and project estimator with Air Pride, Inc. in St. Louis.  In 1992, he moved to Alabama where his father-in-law had started KR Industrial Services of Alabama, an industrial cleaning company.  Mr. Flatt was instrumental in taking the company from a four-man operation to 200 employees in five branch locations.  He held the positions of Operations Manager and Vice President of Operations prior to 1999, when the company was sold to a large, publicly traded concern.  Mr. Flatt then moved to HydroChem Industrial Services, Inc., where he was a regional sales manager and then the manager for the Birmingham, Alabama branch. In 2002, he left HydroChem to form American Plant Services, LLC (“APS”) with his wife Deborah.  Since that time, he has served as President of APS.  APS is an environmental and industrial cleaning company, specializing in spill cleanup, water blasting, and vacuuming services.  Mr. Flatt is the spouse of Deborah K. Flatt, a member of our Board and an officer of the Company.

Trevis M. Lyon is our Chief Operating Officer.  Mr. Lyon has also been elected to serve as a member of our Board of Directors, in order to provide the Board the benefits of his experience in implementing operational systems for developing businesses.  Mr. Lyon began his career with Ashland Chemical as a Sales Representative in January of 2000.   In 2002, Mr. Lyon developed a new business model which became the largest growth platform within the Environmental Services division, and was subsequently named Business Development Manager responsible for Ashland’s new Integrated Resource Management (“IRM”) business.  Mr. Lyon was also one of the original founders of Gulf Coast Energy (“GCE”) in 2005, a start up alternative fuels company.  Gulf Coast Energy Distribution was later formed in 2008 by investment partners of Mr. Lyon to accommodate the distribution needs of GCE by procuring the inbound biomass feedstock and marketing the outbound fuel products.  Mr. Lyon joined American Plant Services, LLC and Gulf Coast Energy Distribution as Vice President of Business Development in May 2010.

Deborah K. Flatt is our Secretary and Treasurer.  Ms. Flatt has also been elected to serve as a member of our Board of Directors, in order to provide the Board the benefits of her experience in the financial management aspects of the growth of two businesses from start-up to stability. Ms. Flatt started her career as a dispatcher for her family’s business.  In 1992, she moved to KR Industrial Services of Alabama, where she served as office manager.  In 2002, she co-founded American Plant Services, LLC (“APS”) with her husband.  She presently serves as the Chief Executive Officer of APS.  Mrs. Flatt is the spouse of Kenneth Flatt, our Chief Executive Officer and a member of our Board of Directors.

Robert J. Fanella is our Chief Financial Officer. Mr. Fanella was appointed on March 31, 2011. Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.   From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc., a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for American Nano Silicon Technologies, Inc. (OTCBB: ANNO) and China YCT International Group, Inc. (Pink Sheets: CYIG).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975 Mr. Fanella was registered as a certified public accountant in Illinois.

Robert DiMarco is the President and Chief Executive Officer of our subsidiary, Arcis Energy, Inc.  Mr. DiMarco has organized the business of Arcis Energy, Inc. and is responsible for developing the relationships with foreign fuel suppliers and financial sources that are the foundation for the business plan of Arcis Energy, Inc.  From 2007 to date he has served as President of GSA Energy, Inc.  Since 2003 Mr. DiMarco has also been engaged as President and Owner of Global Services Advisory, which provides business consulting services to an international clientele.  From 2002 to 2007 Mr. DiMarco was employed as President of Cinema Ventures Group, which was involved in pre-sales, licensing and distribution of media assets.  From 1997 to 2001 Mr. DiMarco served as President and CEO of West Palm Beach Tech/eActive, which distributed research, search and media compression products.  From 1999 to 2001 he was a Partner in F.E.M. Entertainment, Ltd., which was engaged in content licensing. In 2001 Mr. DiMarco was convicted of one count of conspiracy to commit securities, mail and wire fraud in the United States District Court for the Middle District of Florida, based upon his involvement in the trading of a penny stock in 1996 and 1997.  As a result of that conviction, in 2004 the Securities and Exchange Commission entered an order barring Mr. DiMarco from association with a broker or dealer or from participating in the offering of any penny stock.

Audit Committee; Compensation Committee; Nominating Committee

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of Kenneth A. Flatt, Jr., Trevis Lyon and Deborah K. Flatt.  Mr. Flatt serves as the chairman of the Audit Committee.  The Board has determined that none of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Board has also determined that none of the members of the Audit Committee is qualified as an audit committee financial expert.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee was only recently constituted and did not meet during fiscal 2010.

The Nominating and Corporate Governance Committee consists of Kenneth A. Flatt, Jr., Trevis Lyon and Deborah K. Flatt.  Mr. Flatt serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that none of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee was only recently constituted and did not meet during fiscal 2010.

We do not have a Compensation Committee at this time, due to the fact that we do not have any independent directors.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders. Any shareholder who intends to present a director nomination proposal for consideration at the 2011 Annual Meeting of shareholders and intends to have that proposal included in the proxy statement and related materials for the 2011 Annual Meeting, must deliver a written copy of the proposal to our Company’s principal executive offices no later than the deadline, and in accordance with the notice procedures specified in the applicable requirements of SEC Rule 14a-8.

If a shareholder does not comply with the Rule 14a-8 procedures, the Company would not be required to include the nomination proposal as a proposal in the proxy statement and proxy card mailed to shareholders.  For a shareholder’s nominee to be considered for nomination as a Director, the shareholder should give timely notice of their nomination in writing to the Secretary of our Company.  To be timely, written suggestions for candidates, accompanied by a written consent of the proposed candidate to serve as a director if nominated and elected, a description of his or her qualifications and other relevant biographical information, should be delivered for consideration by the Nominating and Corporate Governance Committee prior to the next Annual Meeting to the Secretary of the Company at our executive headquarters not less the 10th day following the day on which public announcement of the date of such meeting is first made.  The Nominating and Corporate Governance Committee may request that the shareholder submitting the proposed nominee furnish additional information to determine the eligibility and qualifications of such candidate.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all members of its Board of Directors, its officers and employees.  A copy of the Code of Ethics was filed as exhibit 14 to the Current Report on Form 8-K filed on October 18, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010, except that each of the members of our Board of Directors failed to file a Form 3 when due.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Arcis Resources Corporation and its subsidiaries to (a) Kenneth A. Flatt, Jr. its Chief Executive Officer, for services rendered in all capacities to the Company during the period from September 22, 2010 to December 30, 2010, and to (b) Richard Giannotti, its previous Chief Executive Officer, for services rendered in all capacities to the Company during the period from January 1, 2010 through September 22, 2010 and the years ended December 31, 2009 and 2008.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Kenneth A. Flatt, Jr.	2010	--	--	--	--	--
Richard Giannotti	2010	--	--	--	--	--
	2009	--	--	--	--	--
	2008	--	--	--	--	--

Employment Agreements

Three of our executive officers and the President of Arcis Energy each entered into an Executive Employment Agreement with the Company on September 22, 2010.  The terms of the agreements were modified by Section 11(a) of the Exchange Agreement among the Company and the equity-holders in APS and MFR.  As modified, the terms are:

Kenneth A. Flatt, Jr.  Mr. Flatt will be employed for a term of five years, which shall renew automatically for one year terms unless either party gives prior notice of termination.  For services as Chief Executive Officer of Arcis Resources Corporation, Mr. Flatt will receive a salary of $120,000 per year, commencing January 1, 2011.  If the Company acquires APS, then for services as CEO of APS Mr. Flatt will receive compensation equal to his highest level of income on 2009 or 2010, provided that the aggregate management compensation from APS may not exceed its net income.  If the Company obtains $15 million in proceeds from offerings of its securities, Mr. Flatt’s total salary from the Company and APS will increase to $420,000 per year, and will increase by 5% per annum thereafter.  The Company will also afford Mr. Flatt an automobile allowance of $1500 per month.  The Company has agreed to grant to Mr. Flatt options to purchase 500,000 shares of its common stock at $.30 per share, which will be effective upon completion of the APS acquisition and which will vest at a rate of 100,000 per completed year of employment or will vest entirely at the end of any fiscal year in which the Company records $100 million in revenue.  Upon termination of his employment by the Company, Mr. Flatt will be subject to a covenant of non-competition for one year.

           Trevis M. Lyon.  Mr. Lyon will be employed for a term of five years, which shall renew automatically for one year terms unless either party gives prior notice of termination.  For services as Chief Operations Officer of Arcis Resources, Mr. Lyon will receive a salary of $150,000 per year, commencing on January 1, 2011.  If the Company acquires APS, then for services as COO of APS Mr. Lyon will receive compensation equal to his highest level of income on 2009 or 2010, provided that the aggregate management compensation from APS may not exceed its net income.  If the Company obtains $15 million in proceeds from  offerings of its securities, Mr. Lyon’s total salary from the Company and APS will increase to $240,000 per year, and will increase by 5% per annum thereafter.  The Company will also afford Mr. Lyon an automobile allowance of $1500 per month.  The Company will also reimburse Mr. Lyon for his expense in relocating his residence to Birmingham, Alabama.  The Company has agreed to grant to Mr. Lyon options to purchase 500,000 shares of its common stock at $.30 per share, which will be effective upon completion of the APS acquisition and which will vest at a rate of 100,000 per completed year of employment or will vest entirely at the end of any fiscal year in which the Company records $100 million in revenue.  Upon termination of his employment by the Company, Mr. Lyon will be subject to a covenant of non-competition for one year.

Deborah K. Flatt.  Mrs. Flatt will be employed for a term of five years, which shall renew automatically for one year terms unless either party gives prior notice of termination.  For services as Secretary and Treasurer of Arcis Resources Corporation, Mrs. Flatt will receive a salary of $120,000 per year, commencing on January 1, 2011.  If the Company acquires APS, then for services as an officer of APS Mrs. Flatt will receive compensation equal to her highest level of income on 2009 or 2010, provided that the aggregate management compensation from APS may not exceed its net income.  If the Company obtains $15 million in proceeds from  offerings of its securities, Mrs. Flatt’s total salary from the Company and APS will increase to $300,000 per year.  The Company will also afford Mrs. Flatt an automobile allowance of $1500 per month.  The Company has agreed to grant to Mrs. Flatt options to purchase 300,000 shares of its common stock at $.30 per share, which will be effective upon completion of the APS acquisition and which will vest at a rate of 60,000 per completed year of employment or will vest entirely at the end of any fiscal year in which the Company records $100 million in revenue.  Upon termination of his employment by the Company, Mrs. Flatt will be subject to a covenant of non-competition for one year.

Robert DiMarco.  Mr. DiMarco will be employed for a term of five years, which shall renew automatically for one year terms unless either party gives prior notice of termination.  For services as Chief Executive Officer of Arcis Energy, Mr. DiMarco will receive a salary of $420,000 per year, commencing January 1, 2011.  If the Company obtains $15 million in proceeds from offerings of its securities, Mr. DiMarco’s salary will increase to $500,000 per year.  The Company will also afford Mr. DiMarco an automobile allowance of $1500 per month.  The Company has agreed to grant to Mr. DiMarco options to purchase 500,000 shares of its common stock at $.30 per share, which will be effective upon completion of the APS acquisition and which will vest at a rate of 100,000 per completed year of employment or will vest entirely at the end of any fiscal year in which the Company records $100 million in revenue.  Upon termination of his employment by the Company, Mr. DiMarco will be subject to a covenant of non-competition for one year.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2010 and those options held by him on December 31, 2010.  The tables do not include options for 500,000 shares to be granted under the terms of the Chief Executive Officer’s employment agreement upon the closing date of the acquisition of APS and MFR by the Company.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Kenneth A. Flatt, Jr.	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2010 and held by him unvested at December 31, 2010.

              Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
KennethA. Flatt, Jr.	--	--

Compensation of Directors

There are no members of our Board of Directors who are not also officers of the Company.  The members of the Board do not receive any additional compensation for service on the Board.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are 18,815,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

The following table sets forth information with respect to the beneficial ownership of the Company common stock by the following:

•	each shareholder who beneficially owns more than 5% of the Company common stock;
•	Kenneth A. Flatt, Jr., our Chief Executive Officer;
•	each of the members of our Board of Directors; and
•	all of our officers and directors as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage Of Class Owned
Kenneth A. Flatt, Jr.	1,650,000	8.8%
Trevis M. Lyon	0	--
Deborah K. Flatt	1,650,000(2)	8.8%
All officers and directors as a group (3 persons)	1,650,000	8.8%
GSA International Group, Inc.(3) 500 S. Australian Blvd., Suite 910 West Palm Beach, FL 33404	11,000,000	58.5%
Bristlecone Associates LLC(4) 38113 Fruitland Mesa Road Crawford, CO 81415	1,500,000	8.0%
___________________________
(1) Except as otherwise noted, all shares are owned of record and beneficially.
(2) Includes 1,650,000 shares owned of record by Kenneth A. Flatt, the spouse of Deborah K. Flatt.
(3) Jose A. Rios, Nolan Knight and Robert Di Marco hold voting and dispositional control of the shares owned by GSA International Group, Ltd.
(4) Anna M. Collins is the Managing Member of Bristlecone Associates. Ms. Collins holds voting and dispositional control of the shares owned by Bristlecone Associates LLC

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Certain Relationships and Related Transactions

None of the officers or directors of the Company has engaged in any transaction with the Company or its subsidiaries during the past two fiscal years or the current fiscal year that had a transaction value in excess of $120,000.

Director Independence

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant for the Company is Rosenberg Rich Baker Berman & Company.   The Company engaged Rosenberg Rich Baker Berman & Company in November 2010.

Audit Fees

Rosenberg Rich Baker Berman & Company billed $20,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2010.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company billed $20,000 to the Company during the fiscal year ended December 31, 2010 for assistance and related services that are reasonably related to the  audit or review of the quarterly financial statements during the year ended December 31, 2010.

Tax Fees

Rosenberg Rich Baker Berman & Company billed $0 to the Company during fiscal 2010 and fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company billed $0 to the Company in fiscal 2010 and fiscal 2009 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Rosenberg Rich Baker Berman & Company.

Subcontracted Services

The hours expended on Rosenberg Rich Baker Berman & Company’s engagement to audit the Company’s financial statements for the year ended December 31, 2010 that were attributed to work performed by persons other than full-time permanent employees of Rosenberg Rich Baker Berman & Company was not greater than 50% of the total hours expended.

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit List

3-a
Articles of Incorporation of Arcis Resouces Corporation - filed as exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-159577) filed on May 29, 2009 and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation filed on November 15, 2010 - - filed as exhibit 3-a to the Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference

3-b	Bylaws of Arcis Resources Corporation - filed as exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-159577) filed on May 29, 2009 and incorporated herein by reference.
10-a
Executive Employment Agreement dated September 22, 2010 between the Company and Kenneth A. Flatt - filed as exhibit 10-b to the Current Report on Form 8-K filed on September 22, 2010 and incorporated herein by reference.

10-c
Executive Employment Agreement dated September 22, 2010 between the Company and Trevis Lyon - filed as exhibit 10-c to the Current Report on Form 8-K filed on September 22, 2010 and incorporated herein by reference.

10-d
Executive Employment Agreement dated September 22, 2010 between the Company and Deborah K. Flatt - filed as exhibit 10-e to the Current Report on Form 8-K filed on September 22, 2010 and incorporated herein by reference.

10-e	Executive Employment Agreement dated September 22, 2010 between Arcis Energy, Inc. and Robert DiMarco.
10-f
Joint Venture Agreement, dated April 27, 2010, between GSA Capital LLC and Premier Investment Group Inc. - filed as exhibit 10-f to the Current Report on Form 8-K filed on September 22, 2010 and incorporated herein by reference.

10-f(1)
Assignment dated September 22, 2010 of Joint Venture Agreement, dated April 27, 2010, between GSA Capital LLC and Premier Investment Group Inc. - filed as exhibit 10-f(1) to the Current Report on Form 8-K filed on September 22, 2010 and incorporated herein by reference.

10-g
Letter agreement dated September 23, 2009 between Jet Exclusive Aviation LLC and Gulf Coast Energy Distribution, LLC - filed as exhibit 10-g to the Current Report on Form 8-K filed on September 22, 2010 and incorporated herein by reference.

10-h
Exchange Agreement dated February 7, 2001 among Arcis Resources Corporation, the members of American Plant Services, LLC, and the shareholders of Mobile Fluid Recovery, Inc. - filed as exhibit 10-a to the Current Report on Form 8-K filed on February 8, 2011 and incorporated herein by reference.

14.	Employee Code of Business Conduct and Ethics - - filed as exhibit 14 to the Current Report on Form 8-K filed on October 18, 2010 and incorporated herein by reference
21	Subsidiaries: Arcis Energy, Inc., a Nevada corporation
Gulf Coast Energy Distribution, LLC, an Alabama limited liability company
31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIS RESOURCES CORPORATION
Date: April 15, 2011
By: /s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr., Chief Executive Officer

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on April 15, 2011 by the following persons on behalf of the Company and in the capacities indicated.

/s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr.
Director, Chief Executive Officer

/s/ Robert J. Fanella
Robert J. Fanella
Chief Financial and Accounting Officer

/s/ Trevis M. Lyon
Trevis M. Lyon, Director

/s/ Deborah K. Flatt
Deborah K. Flatt, Director