Form 10-Q
period 2011-03-31
Arcis Resources Corp
filed 2011-05-23
CIK 1465130

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___    No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

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

May 20, 2011
Common Voting Stock: 18,815,000

ARCIS RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10Q

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$597	$4,386
Accounts Receiveable	10,162	-
Receivable due from related party	19,400	29,400
Prepaid expenses	6,694	6,694
Total current Assets	36,853	40,480

TOTAL ASSETS	$36,853	$40,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$96,712	$47,214
Notes Payable	21,160	21,160
Payable to related party	25,548	5,600
Capital Stock to be issued	108,700	108,700

Total current liabilities	252,120	182,674

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share; 200,000,000 shares authorized, and 18,815,000 shares issued and outstanding
at March 31, 2011 and December 31, 2010 respectively.	18,815	18,815
Additional paid-in capital	33,128	33,128
(Accumulated deficit) during the development stage	(267,210)	(194,137)

Total stockholders' Equity (Deficit)	(215,267)	(142,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,853	$40,480

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			June 7, 2006
	Three Months	Three Months	(Date of Inception)
	Ended March 31, 2011	Ended March 31, 2010	to March 31, 2011

REVENUES
Net sales	$10,162	-	$10,952
Cost of Sales	10,819		10,819
Gross Income	(657)	-	133

COSTS AND EXPENSES
Selling, general and administrative	71,648	13,240	265,272
Total costs and expenses	71,648	13,240	265,272

(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)	(72,305)	(13,240)	(265,139)

Interest expense	767	-	2,071

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(73,072)	$(13,240)	$(267,210)

PROVISION FOR INCOME TAXES	-	-	-

NET (LOSS)	$(73,072)	$(13,240)	$(267,210)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	18,815,000	18,815,000

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three	For Three
	Months Ended	Months Ended	June 7, 2006
	March31,	March31,	(Date of Inception)
	2011	2010	to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(73,072)	$(13,240)	$(267,210)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(10,162)	-	(10,162)
(Increase)/Decrease in receivable from related party	10,000	-	(19,400)
(Increase)/Decrease in prepaid expense	-	-	(7,394)
Increase/(Decrease) in accounts payable and accrued expenses	49,497	3,628	97,412
Increase/(Decrease) in notes payable	-	-	21,160

Net cash (used in) operating activities	(23,737)	(9,612)	(185,594)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock to be issued	-	-	108,700
Shares issued for service	-	-	-
Proceeds from related party, net of payments	19,948	-	25,548
Capital contributions	-	-	51,943

Net cash provided by financing activities	19,948	-	186,191

NET INCREASE (DECREASE) IN CASH	(3,789)	(9,612)	597

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,386	13,921	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$597	$4,309	$597

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES:
Conversion of accrued compensation to notes payable	$-	$-	$21,160

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The accompany unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of Arcis Resources Corporation and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of $73,072 during the three months ended March 31, 2011, and a loss from operations of $267,210 since the date of inception, June 7, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

During the three month period ended March 31, 2011, the Company did not issue any common stock shares.

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

As a result of the Company incurring net losses, an income tax benefit in the form of net operating loss carry-forwards have been generated for the three months ended March 31, 2011 and the prior years ended December 31, 2010.

The potential future benefit from income taxes arising from operations for the three month period ending March 31, 2011 and 2010 consist of the following:

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note 3 - Income Taxes (Continued)

	2011	2010
Current:
Federal	$0	$0
State	0	0
Deferred
Federal	24,844	4,502
State	0	0
	24,844	4,502

Increase in Valuation allowance	(24,844)	(4,502)
Income Tax Benefit	$0	$0

The effective tax rates differ from the statutory rates for 2011 and 2010 and prior primarily due to the following:

	As of March 31, 2011		As of March 31, 2010
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Federal income tax liability (benefit)	$(24,844)	-34%	$(4,502)	-34%
State income tax liability (benefit)
Permanent Difference	0	0%	0	0%
Change in Valuation Allowance	24,844	34%	4,502	34%
	$0	0%	$0	0%

Permanent differences consist primarily of disallowed travel, meal and entertainment expenses.

The Company’s net deferred tax assets consist primarily of net operating loss carry-forwards.  At March 31, 2010, the Company had federal net operating loss carry-forwards totaling approximately $267,000 which may be used to offset future taxable income.  These net operating loss carry-forwards expire over various years through 2025.  The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.  As of March 31, 2011 and December 31, 2010, the Company has determined that due to the uncertainty regarding its future profitability, a full valuation allowance is required for deferred tax assets.  Net deferred tax assets and liabilities are comprised of the following as of March 31, 2011 and December 31, 2010:

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note3 - Income Taxes (Continued)

	As of March 31, 2011	As of December 31, 2010
Deferred Tax Assets
Current	$0	$0
Non-current	90,341	65,496
Less Valuation Allowance	(90,341)	(65,496)
Net deferred tax asset	$0	$0

The federal and states of Florida and Alabama are the significant tax jurisdictions where the Company files income, franchise and gross receipts tax returns as required.  There are currently no on-going examinations of tax returns by federal and state tax authorities.

Note 4—Related Party Transactions

At March 31, 2011 and December 31, 2010 the Company had an outstanding receivable from a related party.

		As of March 31, 2011	As of December 31, 2010
a.	Loan to American Plant Services, LLC (entity under common control) for working capital. Due on demand without interest	$19,400	$29,400

	Total Loans to Related Parties	$19,400	$29,400

At March 31, 2011 and December 31, 2010 the Company had an outstanding payable due to a related party.

		As of March 31, 2011	As of December 31, 2010
a.	Loan from GSA International Group, Ltd. (majority shareholder) for working capital. Due on demand without interest	$25,548	$5,600

	Total Related Party Obligations	$25,548	$5,600

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Note 5 – Acquisition Agreement

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

At the closing, the Company will acquire all of the membership interest in APS and all of the capital stock of MFR that is not owned by APS.  In exchange for those equity interests, the Company will issue 8,800,000 shares of its common stock to the counterparties and will also pay a total of $500,000 to the sellers.  As of the date of these financial statements, the closing has not occurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Arcis Resources, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section 1A, titled “Risk Factors”, in the Company’s Annual Report on Form10-K for the year ended December 31, 2010.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Results of Operations

Arcis was organized in July 2010 and had not commenced significant operations as of March 31, 2011.  Since early in 2009, GCED has been engaged in developing its trading desk, which primarily consisted of securing the government licenses necessary to engage in interstate distribution of fuel products. Under its business plan, GCED will begin generating revenues as crude and refined petroleum products are purchased under its contracts with suppliers and resold. Since inception through March 31, 2011 the combined revenues for ARCIS and GCED were less than $11,000.

During the three months ended March 31, 2011, the Company recorded $10,162 in revenue from one minor domestic fuel trade, on which the Company lost $657.  The Company incurred costs and expenses of $41,000 for professional fees and approximately $32,000 for other general and administrative expenses, resulting in a net loss of $73,072 for the three months ended March 31, 2011.  By way of comparison, the Company’s operating expenses and net loss for the three months ended March 31, 2010 totaled $13,240.

Liquidity and Capital Resources

GCED’s and ARCIS’s operations have been funded to date by loans, capital contributions from its members, and the private sale of securities which combined have totaled approximately $155,000 from inception through March 31, 2011.

At March 31, 2011 we had a working capital deficit of $215,267, although we have agreements to settle $108,700 of our current liabilities by issuing common stock at a future date.  At March 31, 2011 the Company also had no valuable assets to secure a lending arrangement.  Our ability to implement our business plan depends on our success in obtaining capital.  For that reasons, the opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 expressed that there is substantial doubt as to whether the Company will continue as going concern.

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

In order to enter into the fuel trading business at a level that can result in net profits for the company, GCED will need at least $10 million in available funds.  Our plan is to secure that funding in 2011 through the sale of debt and/or equity securities, and through joint ventures with investors wishing to participate in the fuel trading business in this fashion.  If we are able to secure funding at that level, we will then be able to leverage our equity by using short-term secured debt financing to purchase fuel products for resale.  We are currently exploring a number of possible sources for this second level of financing, but have not secured any firm commitment.  If we are unable to secure the financing necessary for GCED to become independently viable as a fuel trader, we will limit its operations to providing support for the fuel spill remediation services of its affiliates, American Plant Services, LLC and Mobile Fluid Recovery, Inc. - namely, resale of spilled fuel recaptured through the cleanup processes provided by those companies.  We believe those services could be provided with only one dedicated GCED employee, and so could yield a modest profit to the overall Company.

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

ITEM 3                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.  The material weakness identified by management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.  During the first quarter of the current fiscal year, the Company engaged a new Chief Financial Officer and charged him with responsibility for implementing an improved system of internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934).  Our Chief Executive Officer and Chief Financial Officer believe that the appointment of this individual is reasonably likely to have a materially positive effect on the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.         Legal Proceedings.
None.

Item 1A.      Risk Factors.
Not applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) Unregistered Sale of Equity Securities

Arcis Resources Corporation did not effect any unregistered sales of equity securities during the 1st quarter of 2011.

       (c) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 1st quarter of 2011.

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

ARCIS RESOURCES CORPORATION

Date: May 23, 2011	By: /s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr., Chief Executive Officer

By: /s/ Robert J. Fanella
Robert J. Fanella, Chief Financial Officer