Form 10-Q
period 2011-06-30
Arcis Resources Corp
filed 2011-09-01
CIK 1465130

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]  No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer☐Accelerated filer☐ Non-accelerated filer☐Smaller reporting company☒
APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

September 1, 2011
Common Voting Stock: 28,796,000

ARCIS RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10Q

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$163	$4,386
Receivable due from related party	29,400	29,400
Prepaid expenses	100	6,694
Total current Assets	29,663	40,480

TOTAL ASSETS	$29,663	$40,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$176,405	$47,214
Notes Payable	21,160	21,160
Payable to related party	53,145	5,600
Capital Stock to be issued	108,700	108,700

Total current liabilities	359,410	182,674

TOTAL LIABILITIES	359,410	182,674

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share; 200,000,000 shares authorized, and 18,815,000 shares issued and outstanding
at June 30, 2011 and December 31, 2010.	18,815	18,815
Additional paid-in capital	33,128	33,128
(Accumulated deficit) during the development stage	(381,690)	(194,137)

Total stockholders' equity (deficit)	(329,747)	(142,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,663	$40,480

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	June 7, 2006 (Date of Inception) to June 30, 2011

REVENUES
Net sales	$-		$10,162	790	$10,952
Cost of Sales	-		10,819		10,819
Gross Income	-	-	(657)	790	133

COSTS AND EXPENSES
Selling, general and administrative	113,739	5,038	185,388	19,068	379,011
Total costs and expenses	113,739	5,038	185,388	19,068	379,011

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(113,739)	(5,038)	(186,045)	(18,278)	(378,878)

Interest expense	741		1,508		2,812

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(114,480)	$(5,038)	$(187,553)	$(18,278)	$(381,690)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(114,480)	$(5,038)	$(187,553)	$(18,278)	$(381,690)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	18,815,000	18,815,000	18,815,000	18,815,000

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months	For Six Months
	Ended	Ended	June 7, 2006
	June 30,	June 30,	(Date of Inception)
	2011	2010	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(187,553)	$(18,278)	$(381,690)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable
(Increase)/Decrease in receivable from related party	-	-	(29,400)
(Increase)/Decrease in prepaid expense	6,594	11,669	(100)
Increase/(Decrease) in accounts payable and accrued expenses	129,191	-	176,405
Increase/(Decrease) in notes payable	-	-	21,160
Net cash (used in) operating activities	(51,768)	(6,609)	(213,625)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock to be issued			108,700
Proceeds from related party, net of payments	47,545		53,145
Capital contributions			51,943

Net cash provided by financing activities	47,545	-	213,788

NET INCREASE (DECREASE) IN CASH	(4,223)	(6,609)	163

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,386	13,921	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$163	$7,312	$163

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES:
Conversion of accrued compensation to notes payable	$-	$-	$21,160

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Arcis Energy, Inc. and Gulf Coast Energy Distribution, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation

Basis of Presentation

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

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of $114,480 during the three months ended June 30, 2011, and a loss from operations of 187,553 for the six months ended June 30,2011 and a loss from operations of $381,690 since the date of inception, June 7, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Note 2 - Stockholders' Equity

The Company is authorized to issue 200,000,000 shares of $.001 par value common stock.  Dividends may be paid on outstanding shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

During the three month period and six month period ended June 30, 2011, the Company did not issue any common stock shares.

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

As a result of the Company incurring net losses, an income tax benefit in the form of net operating loss carry-forwards have been generated for the six months ended June 30, 2011 and the prior years ended December 31, 2010.

The potential future benefit from income taxes arising from operations for the six month period ending June 30, 2011 and 2010 consist of the following:

	Six Months Ended June 30
	2011	2010
Current:
Federal	$0	$0
State	0	0
Deferred
Federal	63,768	6,215
State	0	0
	63,768	6,215

Increase in Valuation allowance	(63,678)	(6,215)
Income Tax Benefit	$0	$0

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Note3 - Income Taxes (Continued)

The effective tax rates differ from the statutory rates for 2011 and 2010 and prior primarily due to the following:

	As of June 30, 2011		As of June 30, 2010
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Federal income tax liability (benefit)	$(63,768)	-34%	$(6,215)	-34%
State income tax liability (benefit)
Permanent Difference	0	0%	0	0%
Change in Valuation Allowance	63,768	34%	6,215	34%
	$0	0%	$0	0%

Permanent differences consist primarily of disallowed travel, meal and entertainment expenses.

The Company’s net deferred tax assets consist primarily of net operating loss carry-forwards.  At June 30, 2011, the Company had federal net operating loss carry-forwards totaling approximately $380,000 which may be used to offset future taxable income.  These net operating loss carry-forwards expire over various years through 2025.  The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.  As of June 30, 2011 and December 31, 2010, the Company has determined that due to the uncertainty regarding its future profitability, a full valuation allowance is required for deferred tax assets.  Net deferred tax assets and liabilities are comprised of the following as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011	As of December 31, 2010
Deferred Tax Assets
Current	$0	$0
Non-current	129,265	65,496
Less Valuation Allowance	(129,265)	(65,496)
Net deferred tax asset	$0	$0

The federal and states of Florida and Alabama are the significant tax jurisdictions where the Company files income, franchise and gross receipts tax returns as required.  There are currently no on-going examinations of tax returns by federal and state tax authorities.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Note 4—Related Party Transactions

At June 30, 2011 and December 31, 2010 the Company had an outstanding loan to a related party.

		As of June 30,2011	As of December 31, 2010
a	Loan to American Plant Services, LLC (entity under common control) for working capital. Due on demand without interest	$29,400	$29,400
	Total Loans to Related Parties	$29,400	$29,400

At June 30, 2011 and December 31, 2010 the Company had an outstanding loan due to a related party.

		As of June 30, 2011	As of December 31, 2010
a	Loan from GSA International Group, Ltd. (majority shareholder) for working capital. Due on demand without interest	$53,145	$5,600
	Total Related Party Obligations	$53,145	$5,600

Note 5 – Subsequent Events

Acquisition of American Plant Services, LLC and Mobile Fluid Recovery, Inc.

 On July 15, 2011 the Company acquired all of the membership interest in American Plant Services, LLC (“APS”) and Mobile Fluid Recovery, Inc. (“MFR”).  In exchange for those equity interests, the Registrant issued a total of 8,800,000 shares of its common stock to (a) the members of APS, who were Kenneth A. Flatt, Jr., Deborah K. Flatt, Trevis Lyon and James E. Goins, and (b) the shareholders of MFR other than APS, who were Clifford Briggs and David Briggs.  Kenneth A. Flatt, Jr., Deborah K. Flatt and Trevis Lyon were the members of the Registrant’s Board of Directors at the time of the acquisition. The Company also issued Notes due July 15, 2012 in the aggregate amount of $500,000 to Messrs. Flatt, Lyon and Goins.  The Notes bear interest at 11.25% per annum and are payable in advance of maturity out of the proceeds of any financing of four million dollars or more, or out of any net cash provided by operations.

At the same time, the Company issued an additional one million shares of common stock to Kenneth A. Flatt. Jr. and Deborah K. Flatt to compensate them for their personal guarantees of approximately $6.0 million in debt owed by APS.  To the extent that the guarantees are not released within 180 days after the closing date, the Company shall be obliged to issue up to one million additional shares of common stock to the Flatts, the number of shares being determined by the amount of unreleased guarantees on the 90th and 180th days after the closing date.

The Agreement imposed on the Company a further obligations, namely to provide sufficient additional compensation to Mr. Flatt to offset any expense that he may incur by reason of a promissory note in the amount of $4.0 million that he delivered to APS (the note bearing interest at 3.5% per annum, with two percent of principal payable every three years and the balance due in fifteen years).

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

Outline of Business

As of June 30, 2011, Arcis Resources Corporation had two subsidiaries:  Arcis Energy Inc. (“Arcis”) and Gulf Coast Energy Distribution, LLC (“GCED”).  Arcis was organized to engage in international fuel trade.  GCED was organized to engage in domestic fuel trade, including transfer of oil and refined petroleum products.  In 2010 certain affiliates assigned to Arcis certain core contracts that will enable it to initiate the business of fuel trading.  Primary among the assigned contracts were:

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

In July 2011 Arcis Resources Corporation acquired ownership of American Plant Services, LLC and Mobile Fluid Recovery, Inc.  American Plant Services, LLC was engaged in the business of providing industrial services, but is currently in liquidation.  Mobile Fluid Recovery, Inc. utilizes patented recyclable absorbent systems to provided fluid recycling services, including separation of oil and water and reuse of the oil.

Results of Operations

Arcis was organized in July 2010 and had not commenced significant operations as of June 30, 2011.  Since early in 2009, GCED has been engaged in developing its trading desk, which primarily consisted of securing the government licenses necessary to engage in interstate distribution of fuel products. Under its business plan, GCED will begin generating revenues as crude and refined petroleum products are purchased under its contracts with suppliers and resold. Since inception through June 30, 2011 the combined revenues for ARCIS and GCED were less than $11,000.

During the three months ended March 31, 2011, the Company recorded $10,162 in revenue from one minor domestic fuel trade, on which the Company lost $657.  During the three months ended June 30, 2011, the Company recorded no revenue.  The Company incurred selling, general and administrative expenses of $185,388 during the six months and $113,739 during the three months ended June 30, 2011.  The expenses were primarily accrued salaries for management as well as professional fees incurred in connection with the Company’s efforts to obtain financing and its ongoing SEC reporting obligations.  As a result, the Company incurred a net loss of $114,480 during the three months ended June 30, 2011 and a net loss of $187,553 during the six months ended June 30, 2011.  By way of comparison, the Company’s operating expenses and net loss for the three months ended June 30, 2010 totaled $5,038.  Having recorded $790 in revenue for the six months ended June 30, 2010, operating expenses for that period were $19,068 and the net loss was $18,278.

Liquidity and Capital Resources

GCED’s and ARCIS’s operations have been funded to date by loans, capital contributions from its members, and the private sale of securities which combined have totaled approximately $155,000 from inception through June 30, 2011.

At June 30, 2011 we had a working capital deficit of $329,747, although we have agreements to settle $108,700 of our current liabilities by issuing common stock at a future date.  At June 30, 2011 the Company also had no valuable assets to secure a lending arrangement.  Our ability to implement our business plan depends on our success in obtaining capital.  For that reasons, the opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 expressed that there is substantial doubt as to whether the Company will continue as going concern.

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

In order to enter into the fuel trading business at a level that can result in net profits for the company, GCED will need at least $10 million in available funds.  Our plan is to secure that funding through the sale of debt and/or equity securities, and through joint ventures with investors wishing to participate in the fuel trading business in this fashion.  If we are able to secure funding at that level, we will then be able to leverage our equity by using short-term secured debt financing to purchase fuel products for resale.  We are currently exploring a number of possible sources for this second level of financing, but have not secured any firm commitment.  If we are unable to secure the financing necessary for GCED to become independently viable as a fuel trader, we will limit its operations to providing support for the fuel spill remediation services of its affiliate, Mobile Fluid Recovery, Inc. - namely, resale of spilled fuel recaptured through the cleanup processes provided by MFR.  We believe those services could be provided with only one dedicated GCED employee, and so could yield a modest profit to the overall Company.

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

Our acquisition of American Plant Services, LLC and Mobile Fluid Recovery, Inc. in July 2011 has substantially expanded our anticipated capital obligations.  As a result of that transaction, we will require funds for the following purposes:

•	Proper marketing of the technological capabilities of Mobile Fluid Recovery will entail a commitment of several million dollars to working capital.

•
We have determined that it is in the best interest of the organization to cease the operating activities of American Plant Services, LLC.  That entity is now in liquidation, and we have assumed responsibility for settling its liabilities in an orderly fashion.

•
The employment agreements of the four members of our management became effective upon completion of the acquisition.  The Company is currently accruing salaries to the four officers at an aggregate rate of $708,000 per annum.  If the Company completes a $10 million equity offering or achieves annual net income of $2.5 million, the salary obligation to the four executives will increase to $1,328,000.

           Our efforts to obtain the funding needed for all of these purposes and commitments is ongoing.  To date we have obtained no firm commitment for significant funds from any source.  If we are unable to obtain the necessary funds, our business operations will not be successful.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.  The material weakness identified by management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.  The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) that occurred during the fiscal quarter covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sale of Equity Securities

Arcis Resources Corporation did not effect any unregistered sales of equity securities during the 2nd quarter of 2011.

(c) Repurchase of Equity Securities
The Company did not repurchase any shares of its common stock during the 2nd quarter of 2011.
Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Reserved.

Item 5.	Other Information.
None.

Item 6.	Exhibits
31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification
101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCIS RESOURCES CORPORATION

Date: September 1, 2011	By: /s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr., Chief Executive Officer

By: /s/ Robert J. Fanella
Robert J. Fanella, Chief Financial Officer