Form 10-Q/A
period 2011-06-30
Arcis Resources Corp
filed 2011-09-01
CIK 1465130

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q /A
(Amendment #1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer☐  Accelerated filer☐   Non-accelerated filer☐ Smaller reporting company☒
APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

September 1, 2011
Common Voting Stock: 28,796,000

This Form 10-Q/A is filed to include the XBRL documents, which were not included with the original Form 10-Q.

Item 6.	Exhibits
101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCIS RESOURCES CORPORATION

Date: September 1, 2011	By: /s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr., Chief Executive Officer

By: /s/ Robert J. Fanella
Robert J. Fanella, Chief Financial Officer