Form 10-Q
period 2011-09-30
Arcis Resources Corp
filed 2011-11-21
CIK 1465130

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2011

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

Issuer's Telephone Number: (855) 283-5505

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _Non-accelerated filer    Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 21, 2011
Common Voting Stock: 29,046,000

ARCIS RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10Q

TABLE OF CONTENTS

		Page No
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets – September 30, 2011
	and December 31, 2010	2

	Condensed Consolidated Statements of Operations – for the
	Three and Nine Months Ended September 30, 2011 and 2010	3

	Condensed Consolidated Statements of Changes in Stockholders
	Equity (Deficit) for the Year Ended December 31, 2010 and
	Nine Months Ended September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows – for the Nine Months
	Ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21
Part II	Other Information
Item 1.	Legal Proceedings	21
Items 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Reserved	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$47,470	$4,386
Accounts receivable	22,368
Receivable due from related party	-	29,400
Prepaid expenses	-	6,694
Current assets of discontinued operations	372,258	-
Total current Assets	442,096	40,480

PROPERTY AND EQUIPMENT
Machinery and equipment	137,675	-
Trucks and automobiles	17,013	-
	154,688	-
Less: Accumulated Depreciation	(35,538)	-
Property and equipment, net	119,150	-

OTHER ASSETS
Patents, net of accumulated amortization of $9,405	60,430	-
Intangible Assets	1,304,454	-
Non-current assets of discontinued operations	5,224,194	-
Total other assets	6,589,078	-

TOTAL ASSETS	$7,150,324	$40,480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$341,644	$47,214
Promissory note payable	21,160	21,160
Convertible debt	150,000
Current portion of long-term debt	15,277
Notes Payable to related parties	514,995
Payable to related party	157,545	5,600
Capital Stock to be issued	50,000	108,700
Current liabilities from discontinued operations	6,659,385
Other current liabilities	22,365
Total current liabilities	7,932,371	182,674

LONG-TERM LIABILITIES
Long-term debt, less current portion	35,583	-
Other long-term liabilities	31,514	-
Total long-term liabilities	67,097	-

TOTAL LIABILITIES	$7,999,468	$182,674

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share; 200,000,000 shares authorized, and 29,046,000 shares issued and outstanding at September 30,2011, and
18,815,000 shares issued and outstanding at December 31, 2010.	29,046	18,815
Additional paid-in capital	185,435	33,128
(Accumulated deficit)	(1,063,625)	(194,137)

Total stockholders' equity (deficit)	(849,144)	(142,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,150,324	$40,480

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

REVENUES
Net sales	$66,662	$-	$76,824	$790
Cost of Sales	29,224		40,043
Gross Income	37,438	-	36,781	790

COSTS AND EXPENSES
Operating expenses	342,503	69,627	527,890	88,695
Total costs and expenses	342,503	69,627	527,890	88,695

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(305,065)	(69,627)	(491,109)	(87,905)

OTHER INCOME AND (EXPENSE)
Interest, net	(15,775)		(17,283)
Total other income and (expense)	(15,775)	-	(17,283)	-

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(320,840)	$(69,627)	$(508,392)	$(87,905)

PROVISION FOR INCOME TAXES	-	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(320,840)	$(69,627)	$(508,392)	$(87,905)

DISCONTINUED OPERATIONS
(Loss) Income from discontinued operations	$(361,096)		$(361,096)

NET (LOSS) INCOME	$(681,936)	$(69,627)	$(869,488)	$(87,905)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED
Net (loss) per common share for continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net (loss) per common share for discontinued operations	(0.01)	-	(0.02)	-
NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	27,366,826	18,815,000	21,696,934	18,815,000

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, December 31, 2009	18,815,000	18,815	33,128	(38,365)	13,578

Net loss	-	-	-	(155,772)	(155,772)

Balance, December 31, 2010	18,815,000	$18,815	$33,128	$(194,137)	$(142,194)

Issued shares for cash collected in 2010	41,000	41	108,659		108,700
Stock issued for services	390,000	$390	$2,310		2,700
Purchase of APS and MFR	9,800,000	9,800	41,248		51,048
Fair value of options issued for services to employees			90		90
Net loss from continuing operations and discontinued operations	-	-	-	(869,488)	(869,488)

Balance September 30, 2011	29,046,000	$29,046	$185,435	$(1,063,625)	$(849,144)

The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

	For Nine Months	For Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(869,488)	$(87,905)

Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Net cash provided by discontinued operations	361,096
Depreciation and amortization	8,981
Compensation expense for options	90
Stock issued for services	2,700

Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	12,334
(Increase)/Decrease in prepaid expense	6,694	100
(Increase)/Decrease in other current assets	1,751
Increase/(Decrease) in accounts payable and accrued expenses	270,695	30,713
Increase/(Decrease) in payable to/from related party	181,345
Increase/(Decrease) in other current liabilities	(114,512)
Increase/(Decrease) in notes payable	(2,810)	43,660
Net cash (used in) operating activities	(141,124)	(13,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19,040)
Net cash provided (used in) investing activities	(19,040)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock subscription agreement	50,000	40,000
Proceeds from convertible debt	150,000
Net cash provided by financing activities	200,000	40,000

NET INCREASE (DECREASE) IN CASH	39,836	26,568

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,634	13,921

CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,470	$40,489

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH FINANCING ACTIVITIES:
None	$-	$-
The accompanying notes are an integral part of the consolidated financial statements.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Company has authorized capital stock of 200,000,000 capital shares, consisting of 200,000,000 shares of Common Stock, $.001 par value. Before the Share Exchange, there were 13,615,000 shares outstanding, of which Bristlecone Associates, LLC, a Colorado limited liability company (“Bristlecone”), hel,d 6,000,000 (44.0%) and Richard Giannotti owned 4,030,000 shares (29.6%). As a condition to the Share Exchange, Bristlecone surrendered 4,500,000 shares and Mr. Giannotti surrendered 3,500,000 shares, reducing the outstanding shares to 5,615,000. Immediately after the Share Exchange, there were 18,815,000 shares outstanding, of which Bristlecone held 1,500,000 shares (8.0%) and Mr. Giannotti held 530,000 shares (2.8%). The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, GCED will be treated as the continuing entity for accounting purposes.

On July 15, 2011 the company acquired all the membership interest of American Plant Services, LLC, (“APS”) an Alabama limited liability company, and all the outstanding shares of APS’s subsidiary Mobile Fluid Recovery, Inc. (“MFR”), an Ohio corporation.  The Company issued 9,800,000 shares to the prior owners of APS and MFR.  The Company also issued Notes totaling $500,000.  The acquisition was accounted for under the purchase method of accounting.  Soon after the acquisition, management determined that APS could not be operated profitably, due to the constraints imposed by its debt load.  Accordingly, the operations of APS were terminated and that subsidiary will be treated as a discontinued operation.  MFR provides solvent rag and absorbent recycling services to various industries using a patent protected process for recovering oil-based fluids from sorbent articles containing oil-based fluids.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Arcis Energy, Inc., Gulf Coast Energy Distribution, LLC, Mobile Fluid Recovery, Inc. and American Plant Services, LLC.   All significant inter-company transactions and balances have been eliminated in consolidation.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Net Loss per Share (Continued)

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The Company has outstanding common stock purchase warrants; however, inclusion of the warrants in the calculation of diluted loss per share would be anti-dilutive.  Therefore, diluted loss per share is equivalent to basic loss per share.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers.  The preparation of financial statements requires management to make estimates and assumptions relating to the collectability of accounts receivable.  Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  The allowance for doubtful accounts at September 30, 2011 and December 31, 2010 for continuing operations were both $0.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building	39 years
Computer equipment	3-5 years
Furniture and fixtures	5-7 years
Machinery and equipment	5-10 years
Trucks and automobiles	5 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations.  Repairs and maintenance that do not extend the useful lives of the related assets are expensed as incurred.  Depreciation expense for the three months ended September 30, 2011 was $7,100.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $320,840 during the three months ended September 30, 2011, and a loss from continuing operations of $508,392 for the nine months ended September 30, 2011. In addition, the Company had a shareholders equity deficit of $849,144 at September 30, 2011, as well as a working capital deficit of $7,490,275, which including a working capital of continuing operations deficit of $1,203,148 These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Business Combinations

Acquisitions of businesses are accounted for using the purchase method of accounting, and the financial statements include the results of the acquired operations from the respective dates they were acquired.

The purchase price of the acquired entities is allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill.  The balances included in the consolidated balance sheets related to recent acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained.  Material changes to the preliminary allocations are not anticipated by management.

Fair Value Measurements

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
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

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

During the three month period and nine month period ended September 30, 2011, the Company issued a total of 10,231,000 shares of common stock:

•	9,800,000 shares were issued in exchange for the equity in APS and valued at $51,048;
•	390,000 shares were issued for services and valued at $2,700;
•	41,000 shares were issued in satisfaction of subscriptions made in 2010 for cash of $108,700.

The Company also issued a five year warrant to purchase 150,000 shares of common stock for $1.00 per share in connection with a sale of Convertible Notes (Noe 5).

During the nine months ended September 30, 2010, the Company received $50,000 for its common stock. The stock has not yet been issued, and, accordingly, is a liability on the balance sheet as "Capital Stock to be Issued".

Note 3 – Business Combination

On July 15, 2011, the Company acquired 100% of the outstanding stock of Mobile Fluid Recovery, Inc. (MFR) and all the membership interest in American Plant Services (APS).  Both entities will be accounted for as wholly-owned subsidiaries of the Company.  MFR provides solvent rag and absorbent recycling services to various industries.  APS was in the industrial services industry.  At the time of acquisition it was determined to cease the operations of APS and begin an orderly liquidation of its assets and liabilities. APS will be accounted for in the consolidated statements of the Company as a discontinued operation.  The Company paid 9,800,000 shares of capital stock, par value $0.001, and issued Notes totaling $500,000 to the shareholders and members of MFR and APS.  The total value of the capital stock and Notes Payable involved in the transaction acquiring the net assets of MFR and APS was $551,048.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 3 – Business Combination (Continued)

The Company is in the process of determining its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisitions of American Plant Services, LLC and Mobile Fluid Recovery, Inc.  This may result in potential adjustments to the carrying value of their respective recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.

The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of American Plant Services, LLC and Mobile Fluid Recovery, Inc.:

	MFR	APS	Total

Purchase Price:
Capital Stock $0.001 par value, issued
9,800,000 shares			$51,048
Notes Payable			500,000
Total Purchase Price			$551,048

Allocation of purchase amount:
Cash	3,248	232,099
Accounts Receivable	34,702	983,185
Other assets	1,751	84,504
Property and Equipment	107,210	5,390,263
Patents	62,311	-
Total Gross Assets	209,222	6,690,051	6,899,273

Liabilities	160,733	7,491,946	7,652,679

Net Assets MFR and APS	48,489	(801,895)	(753,406)
Intagible Assets acquired			1,304,454
Net Assets acquired			551,048

As noted above, the purchase price allocation in the table above is based on preliminary information and is subject to change when the final valuation is complete.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 4 - Income Taxes

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

As a result of the Company incurring net losses, an income tax benefit in the form of net operating loss carry-forwards have been generated for the nine months ended September 30, 2011 and the prior years ended December 31, 2010.

The potential future benefit from income taxes arising from operations for the nine month period ending September 30, 2011 and 2010 consist of the following:

	Nine Months Ended September 30
	2011	2010
Current:
Federal	$0	$0
State	0	0
Deferred
Federal	295,626	29,888
State	0	0
	295,626	29,888

Increase in Valuation allowance	(295,626)	(29,888)
Income Tax Benefit	$0	$0

The effective tax rates differ from the statutory rates for 2011 and 2010 and prior primarily due to the following:

	As of September 30, 2011		As of September 30, 2010
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Federal income tax liability (benefit)	$(295,626)	-34%	$(29,888)	-34%
State income tax liability (benefit)
Permanent Difference	0	0%	0	0%
Change in Valuation Allowance	295,626	34%	29,888	34%
	$0	0%	$0	0%

Permanent differences consist primarily of disallowed travel, meal and entertainment expenses.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 4 - Income Taxes (Continued)

The Company’s net deferred tax assets consist primarily of net operating loss carry-forwards.  At September 30, 2011, the Company had federal net operating loss carry-forwards totaling approximately $1,060,000, which may be used to offset future taxable income.  These net operating loss carry-forwards expire over various years through 2025.  The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.  As of September 30, 2011 and December 31, 2010, the Company has determined that due to the uncertainty regarding its future profitability, a full valuation allowance is required for deferred tax assets.  Net deferred tax assets and liabilities are comprised of the following as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011	As of December 31, 2010
Deferred Tax Assets
Current	$0	$0
Non-current	361,123	65,496
Less Valuation Allowance	(361,123)	(65,496)
Net deferred tax asset	$0	$0

The federal and states of Florida and Alabama are the significant tax jurisdictions where the Company files income, franchise and gross receipts tax returns as required.  There are currently no on-going examinations of tax returns by federal and state tax authorities.

Note 5- Notes Payable

The Company has a 12% Convertible Note for $150,000 due July 31, 2012, issued on July 8, 2011.  Interest accrues beginning July 31, 2011 and interest payments are due October 1, 2011, January 1, 2012, and the conversion date or due date.  The Holder of the note may exercise an option to convert after the closing date of a “Qualified Financing” at 80% of the gross purchase price paid by investors in the “Qualified Financing”.  The holder also received a “Common Stock Purchase Warrant”, dated July 31, 2012, giving the holder a five year period from the issue date to purchase up to 150,000 shares of common stock at $1.00 per share, adjusted to reflect any stock split, stock dividend, or combination of shares after the issue date. The holder was entitled to purchase up to 150,000 shares pursuant to the Common Stock Purchase Warrant as of September 30, 2011.  As of September 30, 2011, there has been no conversion or shares purchased under the Common Stock Purchase Warrant, and the Company has accrued $3,000 of interest expense with respect to the Note.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 6- Long-term Debt

Long-term debt consists of the following:

September 30, 2011

Note payable to a bank, in connection with the acquisition disclosed in	50,860
Note 3, secured by the personal guarantees of two shareholders, payable in monthly installments of $1,531, including interest at 5.50%, maturing in
October 2014.

Less current portion	15,277

Long-term debt	$35,583

Maturities of long term debt for each of the next five years ending December 31 are

2011	$3,893
2012	15,789
2013	16,657
2014	14,521
2015	-
Total	$50,860
Note 7- Related Party Transactions

In connection with the acquisition disclosed in Note 3, the Company has issued three Notes Payable totaling $500,000.  To two current officers of the Company, notes were issued for $450,000 and $25,000, and an additional note for $25,000 was issued to a former officer of APS.  The three notes all contain the same provisions.  The notes were issued on July 15, 2011, and mature on July 15, 2012, the stated interest rate is 11.25%.  Accrued interest as of the issue date is payable January 1, 2012, April 1, 2012, and the maturity date.  As of September 30, 2011, the Company has accrued $11,719 of interest expense.

The Company has received cash advances from a major shareholder for working capital purposes, due on demand, without interest.  As of September 30, 2011 and December 31, 2010, the outstanding balances were $157,545 and $5,600 respectively.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 8- Intangible Assets

In connection with the acquisition disclosed in Note 3, the Company has recorded the estimated excess purchase price of the acquisition to intangible assets.  Upon completion of the purchase price allocation, the Company will break out the intangible assets into their appropriate categories.

Note 9- Discontinued Operations

Effective with the date of acquisition, July 15, 2011, the Company terminated the operations of American Plant Services, its newly-acquired wholly-owned subsidiary. It was determined that the operation could not be operated profitably due to the constraints imposed by its debt load.  The results of operations for the wholly-owned subsidiary, American Plant Services, are reported as a discontinued operation and the accompanying consolidated financial statements have been reclassified for the three months and nine months ended September 30, 2011, to report the assets, liabilities and operating results of this business.

The following are the summarized results of discontinued operations for the wholly-owned subsidiary, American Plant Services, for the three and nine month periods ending September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Total net revenue	$311,356	$311,356

Total costs and expenses	672,452	672,452

Loss from discontinued operations	$(361,096)	$(361,096)

The major classes of assets and liabilities of the discontinued operation on the balance sheet are as follows:

September 30, 2011

Assets of discontinued operation
Current Assets
Cash	$117,007
Accounts receivable	255,250
Total current assets	372,257

Non-current assets
Property & equipment, net	5,164,623
Other Assets	59,572
Total non-current assets	5,224,195

Total Assets	$5,596,452

Liabilities of discontinued operation
Current liabilities
Accounts payable	$1,476,089
Note payable	849,651
Short-term debt	4,333,645
Total current liabilities	6,659,385

Total Liabilities	$6,659,385

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 10- Stock-Based Compensation

There were options to purchase 2,800,000 shares of the Company’s common stock outstanding as of September 30, 2011.  All of the options were issued in July and August of 2011.  Of the total, 2,500,000 options have been issued to current officers and directors and 300,000 options were issued to a former officer/director of the Company. The fair value of stock options was calculated using a Black-Scholes option pricing model with the following assumptions:

Expected life	5.0 years
Expected volatility	75.88%
Risk-free interest rate	1.46%
Expected dividend yield	0.00%

The risk free interest rate is based on the U.S. Treasury Five year T-bill rate.  As a result of the minimal trading activity in the Company’s capital stock, the expected volatility for the Company’s stock is calculated by using the average volatility of four comparable companies from the Company’s industry sector.  Due to a lack of employee exercise behavior since the options were recently granted, the expected life is based upon the maximum exercise period.

ARCIS RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 10- Stock-Based Compensation (Continued)

The following table summarizes the employee stock option activities of the Company:

		Options Outstanding		Options Exercisable
		Weighted	Weighted	Number	Weighted
		Average	Average	exercisable	average
		Exercise	Remaining		exercise
		Price	Contractual		price
	Outstanding		Life (Years)
Outstanding at December 31, 2010	0	$-		0	$-
Granted	2,800,000	0.34	5.0	1,000,000	0.36
Exercised	0
Forfeited/Expired	0
Outstanding at September 30, 2011 - unaudited	2,800,000	$0.34	4.8	1,000,000	0.36

Stock based compensation expense totaling $90 was recorded during the three and nine months ended September 30, 2011.

Note 11- Commitments and Contingencies

The Company, relative to its continuing operations is involved in certain litigation and claims arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

The Company, relative to its discontinued operation, currently has one significant case.  A bank is suing for collection on a line of credit.  The case is in its early stages and no trial date has been established. An ultimate unfavorable ruling to the Company could result in a judgment of up to approximately $850,000, with that number declining as collection of accounts receivable continue as of this date, and reduce the amount owed.  Company’s management has determined that the amount of restitution cannot be reasonably estimated and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25, recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of loss can be reasonably estimated.  Since neither threshold is met, no accrual for this contingent loss has been made to these financial statements.

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

Outline of Business

As of September 30, 2011, Arcis Resources Corporation had four subsidiaries:

•
Arcis Energy Inc. and Gulf Coast Energy Distribution, LLC (“GCED”).  Arcis Energy was organized to engage in international fuel trade.  GCED was organized to engage in domestic fuel trade, including transfer of oil and refined petroleum products.  Both Arcis Energy and GCED will be engaged in the acquisition, sale and trading of the full spectrum of petroleum products, from crude oil refinery feed stocks to refined products, including base oils, biofuels, bunker fuels, fuel oils, gasoil, kerosene/jet fuel, marine gasoil, and diesel motor gas and naphtha, with an emphasis in the mid-distillates markets.  Of special note, both companies will be active in both the primary and the reuse markets.   The reuse market involves the reclamation of used oil, such as motor oil, through re-refining and sale for reuse for other purposes, such as serving as a base stock for lubricating oil.  Arcis Energy will operate internationally, and GCED will trade only within North America.

•
Mobile Fluid Recovery, Inc. (“MFR”) and American Plant Services, LLC (“APS”), which were acquired in July 2011.  APS was engaged in the business of providing industrial services.  However, soon after the acquisition we determined that it could not be operated profitably.  So APS is now in liquidation.  MFR utilizes patented recyclable absorbent systems to provided fluid recycling services, including separation of oil and water and reuse of the oil.

Results of Operations

To date our fuel trading businesses, Arcis Energy and GCED, have produced less than $11,000 in revenue.  From July 15, 2011, when it was acquired, through September 30, 2011, APS produced $311,356 in revenue.  Because APS is in liquidation, however, all of that revenue is netted against the $672,452 in expenses that APS occurred in that period, resulting in a loss of $361,096 identified by a single line on our Statements of Operations labeled “(loss) income from discontinued operations.”  All of the revenue shown recorded for the three months ended September 30, 2011, therefore, is revenue generated by MFR.  For the nine months ended September 30, 2011 we added only $10,162 to total revenue, which was our revenue from a single domestic fuel trade.

During the period from July 15, 2011, when the Company acquired MFR, to September 30, 2011, the operations of MFR produced $66,662 in revenue and $37,438 in gross income.  MFR’s expenses in that same period totaled $64,576, resulting in a net loss from MFR operations of $27,501.  Besides payroll, the largest expense incurred by MFR was $7,700 of travel and entertainment.  Travel expenses were high during this period because management of MFR is attempting to rapidly expand its operations, which requires repeated visits to industrial sites where MFR’s remediation services can be utilized.  We expect to realize the benefit of these expenses in future revenues.

The remainder of our continuing operations (i.e. operations other than APS) incurred $277,927 in expenses during the three months ended September 30, 2011 and $463,314 in expense during the nine months ended September 30, 2011.  Those expenses were primarily accrued salaries for management, administrative expenses related to managements efforts to initiate the fuel trade business and obtain financing, as well as professional fees incurred in connection with the Company’s efforts to obtain financing and its ongoing SEC reporting obligations.

In the prior year, during the three and nine month periods ended September 30, 2010, we incurred $69,627 and $88,695, respectively, in operating expenses, with only $790 in revenue realized early in 2010.  The greater portion of prior year expenses arose from our efforts to become acquired by a public reporting company.

Our continuing operations for the period ended September 30, 2011, then resulted in a loss of $320,840.  Combined with the loss from discontinued operations, we recorded a net loss of $681,936, representing $.02 per share.  For the nine months ended September 30, 2011, our loss from continuing operations was $508,391, and our net loss was $869,488, or $.04 per share.

Liquidity and Capital Resources

Our operations have been funded to date by loans, capital contributions from its members, and the private sale of securities which combined have totaled approximately $355,000 from inception through June 30, 2011.

At September 30, 2011 we had a working capital deficit of $7,490,275.  That deficit included APS’ working capital deficit of $6,287,127.  Our plan is to settle as much of the APS liabilities by selling the $5,224,194 in APS equipment that remained on our books at September 30, 2011 and seeking compromises with the APS creditors.  At this time we cannot determine whether we will be successful in liquidating APS without resorting to the bankruptcy courts.

Excluding APS from our calculation, our continuing operations still had a working capital deficit of $1,203,148 at September 30, 2011.  Our ability to implement our business plan, thenm depends on our success in obtaining capital.  For that reasons, the opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 expressed that there is substantial doubt as to whether the Company will continue as going concern.  While we have no debt payment obligations prior to July 2012, continuation of our operations will depend on the tolerance of our payables creditors until we generate sufficient cash flow to enable us to pay our operating expenses.  Achievement of that level of cash flow will, in turn, depend on our ability to obtain the funds necessary to initiate fuel trading operations and to expand the fuel waste remediation operations of MFR.

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

In order to enter into the fuel trading business at a level that can result in net profits for the company, GCED will need at least $10 million in available funds.  Our plan is to secure that funding through the sale of debt and/or equity securities, and through joint ventures with investors wishing to participate in the fuel trading business in this fashion.  If we are able to secure funding at that level, we will then be able to leverage our equity by using short-term secured debt financing to purchase fuel products for resale.  We are currently exploring a number of possible sources for this second level of financing, but have not secured any firm commitment.  If we are unable to secure the financing necessary for GCED to become independently viable as a fuel trader, we will limit its operations to providing support for the fuel spill remediation services of its affiliate, MFR - namely, resale of spilled fuel recaptured through the cleanup processes provided by MFR.  We believe those services could be provided with only one dedicated GCED employee, and so could yield a modest profit to the overall Company.

Arcis Energy has an available source of credit in its joint venture with Premier Investment Group, Inc. (“PREMI”), which provides that PREMI will make a deposit of one billion Euros to collateralize letters of credit to finance trading of oil and other physical commodities by Arcis Energy.  For that reason, we need only a modest amount of capital - several hundred thousand dollars - to provide the working capital that will permit us to initiate Arcis Energy’s operations. We are currently exploring opportunities to secure those funds.  Over the long term, however, the profitability of Arcis Energy will depend on our ability to replace the PREMI joint venture with more affordable financing.  Under the PREMI arrangement, our costs of financing will include interest at market rate, administrative costs of the letter of credit processing, plus 25% of the gross profits from each transaction - we cannot estimate the total financing cost, since we have no historical record on which to base an expectation of transaction profits, but we anticipate the cost of financing under this arrangement may be twice that paid by our larger competitors.

Our acquisition of APS and MFR in July 2011 has substantially expanded our capital requirements.  As a result of that transaction, we will require funds for the following purposes:

•	Proper marketing of the technological capabilities of Mobile Fluid Recovery will entail a commitment of several million dollars to working capital.

•
We have determined that it is in the best interest of the organization to cease the operating activities of APS.  That entity is now in liquidation, and we have assumed responsibility for settling its liabilities in an orderly fashion.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.  The material weakness identified by management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2011 for the purposes described in this paragraph.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

       (a)       Unregistered Sale of Equity Securities

On July 8, 2011 the Company sold a 12% convertible note in the principal amount of $150,000 and warrants to purchase 150,000 shares of common stock for a purchase price of $150,000 cash.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

      (c)        Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 3rd quarter of 2011.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Reserved.

Item 5.        Other Information.

None.

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

101.ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCIS RESOURCES CORPORATION

Date: November 21, 2011	By: /s/ Kenneth A. Flatt, Jr.
Kenneth A. Flatt, Jr., Chief Executive Officer

By: /s/ Robert J. Fanella
Robert J. Fanella, Chief Financial Officer